Form 10QSB
period 2000-03-31
CELEBRITY ENTERTAINMENT GROUP INC
filed 2000-07-05
CIK 1101588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarterly period ended    March 31, 2000
                                        --------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        --------------   -------------

                         Commission File Number: 0-28829
                                                --------

                       Celebrity Entertainment Group, Inc.
          ------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             WYOMING                                     65-0970516
---------------------------------                 ---------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 18870 Still Lake Drive, Jupiter, Florida 33458
            ---------------------------------------------------------
                     (Address of principal executive offices
                                 (561) 741-0410
                             ----------------------
                           (Issuer's telephone number)

                                       N/A
                             ----------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,674,822 Common Stock as of June 30, 2000.

                       CELEBRITY ENTERTAINMENT GROUP, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and March 31,1999, and for the Period from Inception (May 2, 1983) to March 31, 2000.

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 2, 1983) to March 31, 2000.

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 and for the Period from Inception (May 2, 1983) to March 31, 2000.

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis and Plan of Operations

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Celebrity Entertainment Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                                    March 31,     December 31,
                                                                                      2000           1999
                                                                                   -----------    -----------
CURRENT ASSETS

   Cash                                                                            $        --    $        --
                                                                                   -----------    -----------

     Total Current Assets                                                                   --             --
                                                                                   -----------    -----------

     TOTAL ASSETS                                                                  $        --    $        --
                                                                                   ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                                $     1,500    $     3,837
                                                                                   -----------    -----------

     Total Current Liabilities                                                           1,500          3,837
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 5,000,000 shares authorized at
    $0.001 par value; -0- shares issued and outstanding                                     --             --
   Common stock, 100,000,000 shares authorized at
    $0.001 par value; 3,674,762 shares issued and
    outstanding                                                                          3,675          3,675
   Capital in excess of par value                                                    6,834,814      6,828,906
   Deficit accumulated during the development stage                                 (6,839,989)    (6,836,418)
                                                                                   -----------    -----------

     Total Stockholders' Equity (Deficit)                                               (1,500)        (3,837)
                                                                                   -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                            $        --    $        --
                                                                                   ===========    ===========

        See Accountants' Review Report and the accompanying notes to the review financial statements.


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                              From
                                                          Inception on
                                                          May 2, 1983
                                     For the                Through
                                Three Months Ended          March 31,
                           ---------------------------    -----------
                                2000           1999           2000
                           -------------   -----------    -----------
REVENUES                   $          --   $        --    $        --
                           -------------   -----------    -----------

EXPENSES                           3,571         1,764         10,626
                           -------------   -----------    -----------

LOSS ON DISCONTINUED
 OPERATIONS                           --            --      6,829,363
                           -------------   -----------    -----------

NET LOSS                   $      (3,571)  $    (1,764)   $(6,839,989)
                           =============   ===========    ===========

BASIC LOSS PER SHARE       $       (0.00)  $     (0.00)
                           =============   ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                   3,674,762     3,674,762
                           =============   ===========

        See Accountants' Review Report and the accompanying notes to the review financial statements.


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                   Deficit
                                                                                 Accumulated
                                              Common Stock        Capital in      During the
                                     ------------   -----------    Excess of     Development
                                         Shares        Amount      Par Value        Stage
                                     ------------   -----------   -----------   ------------
Balance at inception                           --   $        --   $        --   $        --

Common stock issued from
 inception on May 2, 1983 through
 December 31, 1996 at approximately
 $5.60 per share                        1,174,762         1,175     6,578,188            --

Net loss from inception through
 December 31, 1996                             --            --            --    (6,579,363)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1996              1,174,762         1,175     6,578,188    (6,579,363)

October 10, 1997, common stock
 issued for services at $0.10
 per share                              2,500,000         2,500       247,500            --

Net loss for the year ended
 December 31, 1997                             --            --            --      (250,000)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1997              3,674,762         3,675     6,825,688    (6,829,363)

Net loss for the year ended
 December 31, 1998                             --            --            --            --
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1998              3,674,762         3,675     6,825,688    (6,829,363)

Capital contributed by shareholder             --            --         3,218            --

Net loss for the year ended
 December 31, 1999                             --            --            --        (7,055)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1999              3,674,762   $     3,675   $ 6,828,906   $(6,836,418)
                                      -----------   -----------   -----------   -----------

        See Accountants' Review Report and the accompanying notes to the review financial statements.


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                   Deficit
                                                                                 Accumulated
                                              Common Stock        Capital in      During the
                                     ------------   -----------    Excess of     Development
                                         Shares        Amount      Par Value        Stage
                                     ------------   -----------   -----------   ------------
Balance, December 31, 1999              3,674,762   $     3,675   $ 6,828,906   $(6,836,418)

Capital contributed by shareholder             --            --         5,908            --

Net loss for the three months ended
 March 31, 2000                                --            --            --        (3,571)
                                      -----------   -----------   -----------   -----------

Balance, March 31, 2000                 3,674,762   $     3,675   $ 6,834,814   $(6,839,989)
                                      ===========   ===========   ===========   ===========

        See Accountants' Review Report and the accompanying notes to the review financial statements.


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                        From
                                                                                     Inception on
                                                                                      May 2, 1983
                                                                  For the              Through
                                                             Three Months Ended        March 31,
                                                       ---------------------------  -------------
                                                             2000           1999          2000
                                                       ------------    -----------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                             $    (3,571)   $    (1,764)   $(6,839,989)
   Adjustments to reconcile net loss
    to net cash provided (used) in
    operating activities:
     Stock issued for services                                   --             --        250,000
     Discontinued operations                                     --             --      6,579,363
   Change in operating assets and liability accounts:
     Increase (decrease) in accounts
      payable                                                (2,337)           959          1,500
                                                        -----------    -----------    -----------

       Net Cash Used by Operating
        Activities                                           (5,908)          (805)        (9,126)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                      --             --             --
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Capital contributed by shareholder                         5,908            805          9,126
                                                        -----------    -----------    -----------

       Net Cash Provided by Financing
        Activities                                            5,908            805          9,126
                                                        -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                      --             --             --

CASH AT BEGINNING OF PERIOD                                      --             --             --
                                                        -----------    -----------    -----------

CASH AT END OF PERIOD                                   $        --    $        --    $        --
                                                        ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

   Interest                                             $        --    $        --    $        --
   Income taxes                                         $        --    $        --    $        --

        See Accountants' Review Report and the accompanying notes to the review financial statements.

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

              c.  Basic Loss Per Share

                                                                      For the Three Months Ended
                                                                           March 31, 2000
                                                   ----------------------------------------------------------
                                                           Loss                 Shares              Per Share
                                                        (Numerator)          (Denominator)           Amount
                                                   ----------------       ----------------      -------------
              Net loss                             $      (3,571)         $    3,674,762        $     (0.00)

                                                                      For the Three Months Ended
                                                                           March 31, 1999
                                                   ----------------------------------------------------------
                                                         Loss                 Shares                Per Share
                                                        (Numerator)          (Denominator)           Amount
                                                   ----------------       ----------------      -------------
              Net loss                             $      (1,764)              3,674,762        $     (0.00)

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Cash Equivalents

              For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

              e.  Provision for Taxes

              No provision for federal income taxes has been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests. Accordingly, the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryforwards of approximately $260,000 will expire by the year 2020.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

         Celebrity Entertainment Group, Inc., referred to as Celebrity, we or us, was incorporated on May 2, 1983 as a Utah Corporation under the name Acceleration Investments, Inc. We changed our name twice in 1984, first to Herradura Petroleum Corp., then to Petro Development, Inc., and acquired a subsidiary engaged in oil and gas operations, which we disposed of in 1988. In July 1994, we formed a Nevada corporation known as Petro Development, Inc., to change our domicile to Nevada. In August 1994, we changed our name to Odyssey NA, Inc. On January 11, 1996, we merged with Outlaw Entertainment Group, Inc. and changed our domicile to Wyoming. On February 23, 1996, we merged with Celebrity Entertainment Group, Inc., which is the surviving company.

         We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, of which 3,674,822 shares were issued and outstanding as of June 30, 2000. We are authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

         The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Marine Way, Inc., holds 2,300,000 of our shares. We do not intend to undertake any other offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan. Marine Way has expressed its intention not to sell its shares of common stock until such time as we have successfully consummated a merger or acquisition and are no longer classified as a blank check company. In addition, Marine Way has also expressed its intention not to sell its shares unless the shares are subsequently registered or if an exemption form registration is available.

         Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Results of Operations
---------------------

Revenues
--------

         The Company currently has no established source of revenues. The Company's revenues for both the three months ended March 31, 2000 and for the three months ended March 31, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended March 31, 2000 were $3,571 as compared to $1,764 for the three months ended March 31, 1999, representing an increase of $1,807. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended March 31, 2000 was $3,571 as compared to the net loss of $1,764 for the three months ended March 31, 1999, representing an increase of $1,807.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through March 31, 2000, the Company utilized cash reserves based upon capital contributed by a shareholder in the amount of $5,908.

Cautionary Statement Regarding Forward-Looking Statements:
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward- looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward- looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                  Celebrity Entertainment Group, Inc.,
                                  a Wyoming corporation


                                  By:  /s/ Alan Pavsner
                                       -----------------------------------
                                       Alan Pavsner, President and Director
                                       (Principal Executive, Financial and
                                       Accounting Officer)



                                  By:  /s/ Mary Francis Pavsner
                                       -------------------------------
                                       Mary Francis Pavsner, Secretary

DATED:  June 30, 2000