Form 10QSB
period 2000-06-30
CELEBRITY ENTERTAINMENT GROUP INC
filed 2000-08-11
CIK 1101588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                        -------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from ______________to ______________

                         Commission File Number: 0-28829
                                                 -------

                       Celebrity Entertainment Group, Inc.
          ------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             WYOMING                              65-0970516
-------------------------------        ------------------------------------
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

                                       N/A
                            -------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,674,762 Common Stock as of August 8, 2000.

                       CELEBRITY ENTERTAINMENT GROUP, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements.                                                      3

                  Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                  and December 31, 1999.                                                     5

                  Consolidated Statements of Operations for the Three Months
                  Ended June 30, 2000 and June 30,1999, the Six Months Ended
                  June 30, 2000 and June 30, 1999, and for the Period from
                  Inception (May 2, 1983) to June 30, 2000 (unaudited).                      6

                  Consolidated Statements of Stockholders' Equity (Deficit) for
                  the Period from Inception (May 2, 1983) to June 30, 2000 (unaudited).      7

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended June 30, 2000 and June 30, 1999, the Six Months Ended
                  June 30, 2000 and June 30, 1999, and for the Period from
                  Inception (May 2, 1983) to June 30, 2000 (unaudited).                      8

                  Notes to Consolidated Financial Statements.                                9

Item 2.           Management's Discussion and Analysis or Plan of Operations.                13

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.                                          15

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)


Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Celebrity Entertainment Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 2000, and the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                                 June 30,       December 31,
                                                                                  2000             1999
                                                                           ------------------  ------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                                    $                -  $               -
                                                                           ------------------  -----------------

     Total Current Assets                                                                   -                  -
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $                -  $               -
                                                                           ==================  =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                        $              613  $           3,837
                                                                           ------------------  -----------------

     Total Current Liabilities                                                            613              3,837
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 5,000,000 shares authorized at
    $0.001 par value; -0- shares issued and outstanding                                     -                  -
   Common stock, 100,000,000 shares authorized at
    $0.001 par value; 3,674,762 shares issued and
    outstanding                                                                         3,675              3,675
   Capital in excess of par value                                                   6,836,579          6,828,906
   Deficit accumulated during the development stage                                (6,840,867)        (6,836,418)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                                (613)            (3,837)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $                -  $               -
                                                                           ==================  =================


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                     From
                                                                                                                 Inception on
                                                        For the                           For the                May 2, 1983
                                                   Six Months Ended                  Three Months Ended             Through
                                                        June 30,                          June 30,                  June 30,
                                     -------------------------------------  ---------------------------------  ----------------
                                          2000               1999                 2000             1999              2000
                                     ----------------  -------------------  ----------------  ---------------  ----------------
REVENUES                             $              -  $                 -  $              -  $             -  $              -
                                     ----------------  -------------------  ----------------  ---------------  ----------------

EXPENSES                                        4,449                1,764               878                -            11,504
                                     ----------------  -------------------  ----------------  ---------------  ----------------

LOSS ON DISCONTINUED
 OPERATIONS                                         -                    -                 -                -         6,829,363
                                     ----------------  -------------------  ----------------  ---------------  ----------------

NET LOSS                             $         (4,449) $            (1,764) $           (878) $             -  $     (6,840,867)
                                     ================  ===================  ================  ===============  ================

BASIC LOSS PER SHARE                 $          (0.00) $             (0.00) $          (0.00) $         (0.00)
                                     ================  ===================  ================  ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                3,674,762            3,674,762         3,674,762        3,674,762
                                     ================  ===================  ================  ===============


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                               Deficit
                                                                                                             Accumulated
                                                                Common Stock                 Capital in       During the
                                                  -------------------------------------      Excess of       Development
                                                        Shares              Amount           Par Value           Stage
                                                  -----------------   -----------------  ----------------  ------------------
Balance at inception                                              -   $               -  $              -  $                -

Common stock issued from
 inception on May 2, 1983 through
 December 31, 1996                                        1,174,762               1,175         6,578,188                   -

Net loss from inception through
 December 31, 1996                                                -                   -                 -          (6,579,363)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1996                                1,174,762               1,175         6,578,188          (6,579,363)

October 10, 1997, common stock
 issued for services at $0.10
 per share                                                2,500,000               2,500           247,500                   -

Net loss for the year ended
 December 31, 1997                                                -                   -                 -            (250,000)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1997                                3,674,762               3,675         6,825,688          (6,829,363)

Net loss for the year ended
 December 31, 1998                                                -                   -                 -                   -
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1998                                3,674,762               3,675         6,825,688          (6,829,363)

Capital contributed by shareholder                                -                   -             3,218                   -

Net loss for the year ended
 December 31, 1999                                                -                   -                 -              (7,055)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1999                                3,674,762               3,675         6,828,906          (6,836,418)

Capital contributed by shareholder
 (unaudited)                                                      -                   -             7,673                   -

Net loss for the six months ended
 June 30, 2000 (unaudited)                                        -                   -                 -              (4,449)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, June 30, 2000 (unaudited)                        3,674,762   $           3,675  $      6,836,579  $       (6,840,867)
                                                  =================   =================  ================  ==================



                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                        From
                                                                                                                   Inception on
                                                          For the                             For the               May 2, 1983
                                                      Six Months Ended                   Three Months Ended           Through
                                                          June 30,                           June 30,                 June 30,
                                            ---------------------------------   --------------------------------   ---------------
                                                 2000           1999                2000             1999               2000
                                            ----------------  ---------------   ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                 $         (4,449) $        (1,764)  $          (878) $             -   $    (6,840,867)
   Stock issued for services                               -                -                 -                -           250,000
   Discontinued operations                                 -                -                 -                -         6,579,363
   Change in operating assets and
    liability accounts:
     Increase (decrease) in accounts
      payable                                         (3,224)             959              (887)               -               613
                                            ----------------  ---------------   ---------------  ---------------   ---------------

       Net Cash Used by Operating
        Activities                                    (7,673)            (805)           (1,765)               -           (10,891)
                                            ----------------  ---------------   ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                -                -                 -                -                 -
                                            ----------------  ---------------   ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Capital contributed by shareholder                  7,673              805             1,765                -            10,891
                                            ----------------  ---------------   ---------------  ---------------   ---------------

       Net Cash Provided by Financing
        Activities                                     7,673              805             1,765                -            10,891
                                            ----------------  ---------------   ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                                -                -                 -                -                 -

CASH AT BEGINNING OF PERIOD                                -                -                 -                -                 -
                                            ----------------  ---------------   ---------------  ---------------   ---------------

CASH AT END OF PERIOD                       $              -  $             -   $             -  $             -   $             -
                                            ================  ===============   ===============  ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                 $              -  $             -   $             -  $             -   $             -
   Income taxes                             $              -  $             -   $             -  $             -   $             -

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization and Business Activities

              The Company was organized under the laws of the State of Utah on May 2, 1983 under the name of Acceleration Investments, Inc During 1984, the shareholders approved a change in the corporate name to Herradura Petroleum Corp., and then changed the name to Petro Development, Inc. During 1984, the Company acquired a subsidiary engaged in oil and gas operations, but discontinued this operation during 1988.

              In July 1994, the Company formed a Nevada corporation known as Petro Development, Inc., for the purposes of changing its domicile to Nevada.

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

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                          For the Six Months Ended
                                                                                June 30, 2000
                                                        ----------------------------------------------------------
                                                                 Loss               Shares            Per Share
                                                              (Numerator)        (Denominator)          Amount
                                                        $             (878)          3,674,762  $            (0.00)
                                                        ==================  ==================  ==================


                                                                          For the Six Months Ended
                                                                                June 30, 1999
                                                        ----------------------------------------------------------
                                                                 Loss               Shares            Per Share
                                                              (Numerator)        (Denominator)          Amount

                                                        $           (1,764)          3,674,762  $            (0.00)
                                                        ==================  ==================  ==================


                                                                          For the Three Months Ended
                                                                                June 30, 2000
                                                        ----------------------------------------------------------
                                                                 Loss               Shares            Per Share
                                                              (Numerator)        (Denominator)          Amount

                                                        $           (4,449)          3,674,762  $            (0.00)
                                                        ==================  ==================  ==================


                                                                          For the Three Months Ended
                                                                                June 30, 1999
                                                        ----------------------------------------------------------
                                                                 Loss               Shares             Per Share
                                                              (Numerator)        (Denominator)          Amount

                                                        $                -           3,674,762  $            (0.00)
                                                        ==================  ==================  ==================

              d.  Cash Equivalents

              For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 3 -      LOSS ON DISCONTINUED OPERATIONS

              Due to the inactive status of the Company from inception on March 2, 1983 through December 31, 1998, all of the Company activity for that period is classified as discontinued operations.

                                                                From
                                                             Inception on
                                                             May 2, 1983
                                                               Through
                                                             December 31,
                                                                 1998
                                                         ------------------
              Revenues                                   $                -
                                                         ------------------

              Expenses                                            6,829,363
                                                         ------------------

              Loss on Discontinued Operations            $       (6,829,363)
                                                         ==================


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

General
-------

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

         We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, of which 3,674,762 shares were issued and outstanding as of August 8, 2000. We are authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999 and Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

Revenues
--------

         The Company currently has no established source of revenues. The Company's revenues for both the three months ended June 30, 2000 and the three months ended June 30, 1999 were $0.00. The revenues for the six months ended June 30, 2000 and for the six months ended June 30, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended June 30, 2000 were $878 as compared to $0.00 for the three months ended June 30, 1999, representing an increase of $878. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees. General and administrative expenses for the six months ended June 30, 2000 were $4,449 as compared to $1,764 for the six months ended June 30, 1999, representing an increase of $2,685. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended June 30, 2000 was $878 as compared to the net loss of $0.00 for the three months ended June 30, 1999, representing an increase of $878. Net loss for the six months ended June 30, 2000 was $4,449 as compared to the net loss of $1,764 for the six months ended June 30, 1999, representing an increase of $2,685.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through June 30, 2000, the Company utilized cash reserves based upon capital contributed by a shareholder in the amount of $7,673.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                   Celebrity Entertainment Group, Inc.,
                                   a Wyoming corporation



                                   By:  /s/ Alan Pavsner
                                        ----------------
                                        Alan Pavsner, President and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)



                                   By:  /s/ Mary Francis Pavsner
                                        ------------------------
                                        Mary Francis Pavsner, Secretary




DATED: August 11, 2000