Form 10QSB
period 2000-09-30
CELEBRITY ENTERTAINMENT GROUP INC
filed 2000-11-13
CIK 1101588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 2000
                                        -------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________

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

                                       N/A
                                       ---

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,674,762 Common Stock as of September 30, 2000.

                       CELEBRITY ENTERTAINMENT GROUP, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999.

                  Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and September 30,1999, the Nine Months Ended September 30, 2000 and September 30, 1999, and for the Period from Inception (May 2, 1983) to September 30, 2000 (unaudited).

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 2, 1983) to September 30, 2000 (unaudited).

                  Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and September 30, 1999, the Nine Months Ended September 30, 2000 and September 30, 1999, and for the Period from Inception (May 2, 1983) to September 30, 2000 (unaudited).

                  Notes to Consolidated Financial Statements.

Item 2.           Management's Discussion and Analysis or Plan of Operations.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Celebrity Entertainment Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended September 30, 2000, and the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.



                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                 September 30   December 31,
                                                                      2000         1999
                                                                 -------------  ------------
                                                                  (Unaudited)

CURRENT ASSETS

   Cash                                                           $      --      $      --
                                                                  -----------    -----------

     Total Current Assets                                                --             --
                                                                  -----------    -----------

     TOTAL ASSETS                                                 $      --      $      --
                                                                  ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $        10    $     3,837
                                                                  -----------    -----------

     Total Current Liabilities                                             10          3,837
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 5,000,000 shares authorized at
    $0.001 par value; -0- shares issued and outstanding                  --             --
   Common stock, 100,000,000 shares authorized at
    $0.001 par value; 3,674,762 shares issued and
    outstanding                                                         3,675          3,675
   Capital in excess of par value                                   6,837,970      6,828,906
   Deficit accumulated during the development stage                (6,841,655)    (6,836,418)
                                                                  -----------    -----------

     Total Stockholders' Equity (Deficit)                                 (10)        (3,837)
                                                                  -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                            $      --      $      --
                                                                  ===========    ===========




                                               CELEBRITY ENTERTAINMENT GROUP, INC.
                                                  (A Development Stage Company)
                                                    Statements of Operations
                                                           (Unaudited)

                                                                                                                      From
                                                                                                                   Inception on
                                                  For the                                For the                    May 2, 1983
                                              Nine Months Ended                      Three Months Ended              Through
                                                September 30,                          September 30,              September 30,
                                     ------------------------------------------------------------------------------------------
                                          2000               1999                 2000             1999              2000
                                     ----------------  -------------------  ----------------  ---------------  ----------------

REVENUES                             $         -       $            -       $         -       $        -       $         -
                                     ----------------  -------------------  ----------------  ---------------  ----------------

EXPENSES                                        5,237                5,292               788            1,764            12,292
                                     ----------------  -------------------  ----------------  ---------------  ----------------

LOSS ON DISCONTINUED
 OPERATIONS                                    -                    -                 -                -              6,829,363
                                     ----------------  -------------------  ----------------  ---------------  ----------------

NET LOSS                             $         (5,237) $            (5,292) $           (788) $        (1,764) $     (6,841,655)
                                     ================  ===================  ================  ===============  ================

BASIC LOSS PER SHARE                 $          (0.00) $             (0.00) $          (0.00) $         (0.00)
                                     ================  ===================  ================  ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                3,674,762            3,674,762         3,674,762        3,674,762
                                     ================  ===================  ================  ===============


                                              CELEBRITY ENTERTAINMENT GROUP, INC.
                                                 (A Development Stage Company)
                                          Statements of Stockholders' Equity (Deficit)



                                                                                                                Deficit
                                                                                                              Accumulated
                                                               Common Stock                 Capital in         During the
                                                  -------------------------------------      Excess of        Development
                                                        Shares              Amount           Par Value            Stage
                                                  -----------------   -----------------  ----------------  ------------------

Balance at inception                                         -        $          -       $         -       $           -

Common stock issued from
 inception on May 2, 1983 through
 December 31, 1996                                        1,174,762               1,175         6,578,188              -

Net loss from inception through
 December 31, 1996                                           -                   -                 -               (6,579,363)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1996                                1,174,762               1,175         6,578,188          (6,579,363)

October 10, 1997, common stock
 issued for services at $0.10
 per share                                                2,500,000               2,500           247,500              -

Net loss for the year ended
 December 31, 1997                                           -                   -                 -                 (250,000)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1997                                3,674,762               3,675         6,825,688          (6,829,363)

Net loss for the year ended
 December 31, 1998                                           -                   -                 -                   -
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1998                                3,674,762               3,675         6,825,688          (6,829,363)

Capital contributed by shareholder                           -                   -                  3,218              -

Net loss for the year ended
 December 31, 1999                                           -                   -                 -                   (7,055)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, December 31, 1999                                3,674,762               3,675         6,828,906          (6,836,418)

Capital contributed by shareholder
 (unaudited)                                                 -                   -                  9,064              -

Net loss for the nine months ended
 September 30, 2000 (unaudited)                              -                   -                 -                   (5,237)
                                                  -----------------   -----------------  ----------------  ------------------

Balance, September 30, 2000
 (unaudited)                                              3,674,762   $           3,675  $      6,837,970  $       (6,841,655)
                                                  =================   =================  ================  ==================



                                                CELEBRITY ENTERTAINMENT GROUP, INC.
                                                   (A Development Stage Company)
                                                      Statements of Cash Flows
                                                            (Unaudited)



                                                                                                                       From
                                                         For the                            For the                 Inception on
                                                     Nine Months Ended                  Three Months Ended          May 2, 1983
                                                       September 30,                      September 30,               Through
                                            --------------------------------------------------------------------    September 30,
                                                 2000           1999                2000             1999              2000
                                            ----------------  ---------------   ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                 $         (5,237) $        (5,292)  $          (788) $        (1,764)  $    (6,841,655)
   Stock issued for services                          -                -                 -                -                250,000
   Discontinued operations                            -                -                 -                -              6,579,363
   Change in operating assets and
    liability accounts:
     Increase (decrease) in accounts
      payable                                         (3,827)           2,877              (603)             959                10
                                            ----------------  ---------------   ---------------  ---------------   ---------------

       Net Cash Used by Operating

        Activities                                    (9,064)          (2,415)           (1,391)            (805)          (12,282)
                                            ----------------  ---------------   ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                           -                -                 -                -                 -
                                            ----------------  ---------------   ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Capital contributed by shareholder                  9,064            2,415             1,391              805            12,282
                                            ----------------  ---------------   ---------------  ---------------   ---------------

       Net Cash Provided by Financing

        Activities                                     9,064            2,415             1,391              805            12,282
                                            ----------------  ---------------   ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                           -                -                 -                -                 -

CASH AT BEGINNING OF PERIOD                           -                -                 -                -                 -
                                            ----------------  ---------------   ---------------  ---------------   ---------------

CASH AT END OF PERIOD                       $         -       $        -        $        -       $        -        $        -
                                            ================  ===============   ===============  ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                 $         -       $        -        $        -       $        -        $        -
   Income taxes                             $         -       $        -        $        -       $        -        $        -


                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and De8cember 31, 1999


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

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                       For the Nine Months Ended
                                          September 30, 2000
                   -----------------------------------------------------------
                          Loss               Shares               Per Share
                         (Numerator)        (Denominator)          Amount
                   ------------------       -------------  ------------------

                   $           (5,237)          3,674,762  $            (0.00)
                   ==================  ==================  ==================


                                       For the Nine Months Ended
                                          September 30, 1999
                   -----------------------------------------------------------
                          Loss               Shares               Per Share
                         (Numerator)        (Denominator)          Amount
                   ------------------       -------------  ------------------

                   $           (5,292)          3,674,762  $            (0.00)
                   ==================  ==================  ==================


                                       For the Three Months Ended
                                          September 30, 2000
                   -----------------------------------------------------------
                          Loss               Shares               Per Share
                         (Numerator)        (Denominator)          Amount
                   ------------------       -------------  ------------------

                   $             (798)          3,674,762  $            (0.00)
                   ==================  ==================  ==================


                                       For the Three Months Ended
                                          September 30, 1999
                   -----------------------------------------------------------
                          Loss               Shares               Per Share
                         (Numerator)        (Denominator)          Amount
                   ------------------       -------------  ------------------

                   $           (1,764)          3,674,762  $            (0.00)
                   ==================  ==================  ==================

              d.  Cash Equivalents

              For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

         We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, of which 3,674,762 shares were issued and outstanding as of September 30, 2000. We are authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 and Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

Revenues
--------

         The Company currently has no established source of revenues. The Company's revenues for both the three months ended September 30, 2000 and the three months ended September 30, 1999 were $0.00. The revenues for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended September 30, 2000 were $788 as compared to $1,764 for the three months ended September 30, 1999, representing a decrease of $976. The decrease in general and administrative expenses was due to a decrease in business development costs including professional fees and consulting fees. General and administrative expenses for the nine months ended September 30, 2000 were $5,237 as compared to $5,292 for the nine months ended September 30, 1999, representing a decrease of $55. The decrease in general and administrative expenses was due to a decrease in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended September 30, 2000 was $788 as compared to the net loss of $1,764 for the three months ended September 30, 1999, representing a decrease of $976. Net loss for the nine months ended September 30, 2000 was $5,237 as compared to the net loss of $5,292 for the nine months ended September 30, 1999, representing a decrease of $55.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through September 30, 2000, the Company utilized cash reserves based upon capital contributed by a shareholder in the amount of $9,064.

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

                                     Celebrity Entertainment Group, Inc.,
                                     a Wyoming corporation



                                     By: /s/ Alan Pavsner
                                         -------------------------------------
                                          Alan Pavsner, President and Director
                                          (Principal Executive, Financial and
                                          Accounting Officer)



                                     By: /s/ Mary Francis Pavsner
                                         -------------------------------------
                                          Mary Francis Pavsner, Secretary

DATED: November 9, 2000