Form 10KSB
period 2000-12-31
CELEBRITY ENTERTAINMENT GROUP INC
filed 2001-04-02
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

            [ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                       CELEBRITY ENTERTAINMENT GROUP, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

              WYOMING                                  65-0970516
--------------------------------------  ----------------------------------------
    (State or Other Jurisdiction of                 (IRS Employer
    Incorporation  or organization)               Identification No.)

                 5120 WOODWAY,  SUITE 9029, HOUSTON, TEXAS 77056
                 -----------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
                                 --------------
                (Issuer's Telephone Number, Including Area code)


         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                           Title Of Each Class     N/A
                Name Of Each Exchange On Which Registered     N/A

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK,  $.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the year ended December 31, 2000 were $1,818,694. The aggregate value of Common Stock held by non-affiliates of the registrant at March 21, 2001 based upon the last reported sales prices on the National Association of Securities Dealers OTC Bulletin Board was $14,981,788. At March 21, 2001, there were 9,235,823 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                     PART I

Item  1.   Description  of  Business

Item  2.   Description  of  Property

Item  3.   Legal  Proceedings

Item  4.   Submission of Matters to a Vote of Security Holders


                                     PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  7.   Financial  Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act

Item  10.  Executive  Compensation

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
           And  Management

Item  12.  Certain Relationships and Related Transactions

Item  13.  Exhibits and Reports on Form  8-K

                                     PART I

ITEM  1.   DESCRIPTION  OF  BUSINESS


THE  COMPANY

Celebrity Entertainment Group, Inc., a Wyoming corporation together with its wholly-owned subsidiary, Sharp Technology, Inc., a Delaware corporation (the "Company" or "we"), specializes in developing Internet security, e-commerce, and content management software products. Our product distribution and business strategy focuses on establishing collaborative relationships with large corporations ("Redistribution Partners") that have large, existing customer bases. We provide these businesses with products and services to help them retain customers and strengthen their Internet brand presence. Our goal is to generate recurring revenues from an expanding user base in a manner that maximizes the Company's customer relationships and provides value to our shareholders.

Our operating strategy capitalizes on shared synergies. By leveraging product delivery through customer bases owned by our Redistribution Partners, we obtain certain advantages. To a substantial extent, we avoid classic distribution channel expenses and eliminate a material portion of marketing and fulfillment costs. Since such costs are significant to most software companies, we believe our distribution model adds important support for profitability. In addition, since certain of our distribution contracts allow us to share customer information with our Redistribution Partners, we believe there is significant opportunity to expand our customer base. The Company's growth is largely dependent upon its relationship with its Redistribution Partners and e-commerce affiliates. Currently, our principal Redistribution Partner is Qwest Communications International, Inc., ("Qwest"). In addition, we have completed agreements with approximately 40 major retailers, ("Retailers"), with respect to their participation in our "Desktop Mall" e-commerce effort.

In order to provide the volume of quality products and services our Redistribution Partners require, we have developed a network of outside resources. Software products are either licensed or developed as needed. Software development is supported by the efforts of several development entities including Petroleum India International, one of India's largest engineering/software consortiums. We also contract our 24x7 technical support from Stream Services Corporation, a large provider of technical and customer support services.

We intend to expand the number of our Redistribution Partners; enrich the content of our proprietary applications; host and maintain our own, as well as third party, software applications; distribute multiple software offers to each of the end-users we acquire through our Redistribution Partnerships, and provide strategic design, marketing, e-commerce and software development services to an expanding base of corporate customers.


HISTORY

On December 18, 2000, Celebrity Entertainment Group, Inc. ("Celebrity"), and its wholly-owned subsidiary, Sharp Florida Acquisition Corp., entered into an Agreement and Plan of Merger and Reorganization ("Agreement") with Sharp Technology, Inc ("Sharp"). Pursuant to the Agreement, Celebrity acquired all of the issued and outstanding shares of Sharp, and Sharp became a wholly-owned subsidiary of Celebrity (the "Merger"). As consideration for the shares of Sharp, Celebrity issued an aggregate of 6,518,248 shares of Celebrity's common stock to the former Sharp stockholders effecting a 3-for-1 exchange of Sharp's shares for those of Celebrity. Following the transaction, Sharp's former stockholders owned approximately 71% of Celebrity's issued and outstanding shares. The exchange of the consideration involved resulted from arms-length bargaining, and there was no previous relationship between Celebrity and Sharp and/or its stockholders.

The Merger was accounted for as a recapitalization of Sharp for financial reporting and accounting purposes; therefore, Sharp is considered the predecessor company. As such, the capital accounts in the accompanying balance sheets, including all share information presented in the notes to the financial statements, have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above.

Prior to its merger with Sharp, Celebrity was a dormant shell company with discontinued operations. Celebrity was incorporated on May 2, 1983 as a Utah Corporation under the name Acceleration Investments, Inc. Its name was changed twice in 1984, first to Herradura Petroleum Corp., then to Petro Development, Inc. In July 1994, Celebrity formed a Nevada corporation known as Petro Development, Inc., and changed its domicile to Nevada. In August 1994, Celebrity changed its name to Odyssey NA, Inc. On January 11, 1996, Celebrity merged with Outlaw Entertainment Group, Inc. and changed its domicile to Wyoming. On February 23, 1996, Celebrity merged with Celebrity Entertainment Group, Inc., which was the surviving company.

Sharp was incorporated on October 13, 1998, but did not commence operations until January 1999. Sharp was organized to license, develop and market Internet-related software products and provide innovative marketing solutions to Redistribution Partners. During the first two years of its existence, Sharp pursued research and development of its products and the expansion of its strategic business relationships.

The Company is holding a meeting of its shareholders on April 5, 2001 to request approval to reincorporate via merger with a wholly-owned Delaware subsidiary established for the purpose of changing its domicile. As part of this merger, it intends to change its name to Sharp Holding Corp.

FORWARD  LOOKING  STATEMENTS  AND  INFORMATION

The Company is including the following cautionary statement in this Form10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-KSB are forward-looking statements. Words such as " believes", "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished.

PRODUCTS,  SERVICES  AND  MARKETING

The Company develops or licenses software solutions for bundled delivery in conjunction with its Redistribution Partners. The contents of its offerings are targeted at helping those partners retain customers and strengthen their Internet brand presence. The Company believes that its focus on developing Internet security, e-commerce, and content management software products is closely aligned with these objectives.

The  Company's  general  marketing  strategy  includes:

1. The creation of revenue opportunities and "brand name" recognition for the Company and its products using collaborative marketing and Redistribution Partnerships with large corporations.
2. The extension of the Company's revenue opportunities and "brand name" recognition by leveraging the benefits derived from Redistribution Partnerships with additional targeted redistribution candidates and third-party software developers.
3. The expansion of the Company's installed end-user customer base via "customer sharing" and "co-branding" arrangements with Redistribution Partners.
4. The intelligent use of the Internet or embedded desktop connections to sell product upgrades and new program offerings to the Company's shared customer base.

The  Company's  specific  product  offerings  currently  include:

"HackTracer"  -  is  a  desktop  security  product designed to stop hackers from
------------
gaining access to a personal computer while it is connected to the Internet. HackTracer remains awake on the user's desktop and monitors Internet traffic for suspicious connections. Once a hacking attempt is identified and stopped, the source of the attempt is graphically displayed on a world map. The user is then given an option to report the Hacking attempt to a special anti-hacking database for appropriate response.

We are currently in the process of developing Beta versions of HackTracer II, a product designed to extend HackTracer's capabilities to the Microsoft NT, Windows 2000 and Millennium platforms. We are also in the process of expanding the capacity and functionality associated with HackTracer's anti-hacking reports database.

"Desktop Mall"  - is an easy-to-use e-commerce software program that is anchored
--------------
to the computer desktop. It makes Internet shopping easy by providing direct connections to "Brand Name" stores that consumers already know and trust. Once installed, Desktop Mall can securely alert shoppers to sales, promotions and offerings without the use of "cookies" or "spam" e-mail. Desktop Mall aggregates and facilitates on-line purchasing from a variety of widely-known vendors.

We are currently finalizing development of Desktop Mall and anticipate completion of our first full operating version during April, 2001.

"It's  Your  Net"  -  is  a  desktop software filter that can provide a safe and
-----------------
focused Internet environment for users of all ages. This easy-to-use technology allows a parent or administrator to establish and enforce customized Internet access privileges on a user-by-user basis. Unlike current Internet filters, It's Your Net is fully integrated into the computer's operating system and can control all forms of Internet traffic including; HTTP Web activity, E-mail, Chat, FTP (file downloads) and NNTP News Activity. It's Your Net provides complete Internet access administration and content management for homes, schools, and small businesses.

We are in the process of developing Beta versions of It's Your Net LAN, a product created to extend It's Your Net's capabilities and fully integrate its operations in Microsoft NT and Windows 2000 environments.

"Bundled  Software  Offerings"  -  As part of its business strategy, the Company
-----------------------------
creates special software bundles for distribution in response to the needs of its Redistribution Partners. For example, a Redistribution Partner may desire to provide free software as an incentive to its current customers to entice them to accept new product or service offerings. In such instances, the Company may seek to determine whether one of its products can be profitably suited to this need. As an alternative, or in addition, the Company may seek to license and redistribute the products of a third-party.

During fiscal years 2000 and 1999, the Company provided US West Communications, Inc. (now Qwest) with a series of software bundles carefully selected to help consumers, families and schools meet the challenges brought about by emerging technologies. The following software titles were included among the offerings in these bundles; NetSnitch (by NetSnitch LLC) - Monitors Internet use by children, students, and employees, Ace Reader (by Stepware, Inc.) - A reading and speed-reading training program, Comp-U-Course (by CBT Systems Limited) - A tutorial program on Internet use, Dr. Y2K (by Coherence Technology, Inc.)- A system diagnostic tool to identify Year 2000 issues for desktop operating systems, and RamDoubler (by Symantec) - A software solution for Macintosh computers to help extend effective Ram capacity.

In addition to the inclusion of its products in software bundles for sale in connection with its Redistribution Partners, the Company intends to offer its products through a variety of vehicles including:

1.   Direct  web  site  download  sales,
2.   Affiliated  web  site  download  sales,
3.   Indirect  reseller  contract  sales,
4.   E-mail  and  web  site  upgrade  solicitations,  and
5.   Certain  direct  license  sales  to  corporate  and  institutional  targets


THE  MARKET

Recent events have shed important light upon the manner in which the Internet will be integrated into the daily experience of the average consumer. What was once widely considered a "revolutionary" process has now been downgraded, at least temporarily, to an "evolutionary" one. The fear that Internet "category-killers" could easily transplant industry stalwarts has been replaced by the knowledge that habit, customer loyalty and branding have a considerable permanence. And yet, the Internet remains the largest, most pervasive and rapidly expanding influence on the way companies conduct their daily business. It has emerged as a major platform for communication, providing new, highly efficient channels through which companies can engage in commerce and interact directly with customers. International Data Corporation ("IDC") forecasts that over 320 million people worldwide will be using the Internet by the end of 2002 and The Gartner Group estimates commerce conducted over the Internet will grow to nearly $4.3 trillion by 2003.

On inspection, one can conclude that the importance of the Internet has not diminished. The manner in which Internet technologies will be adopted, however, has changed dramatically. The focus is no longer on a few technologically advanced Internet market-makers. Instead, almost every major corporation is in the process of examining how the real benefits of the Internet can be put to work in their organizations. Faced with growing competition, deregulation and globalization, companies are increasingly looking to utilize Internet technologies to develop a sustainable competitive advantage. They have begun to expand their use of efficient and low-cost Internet technologies to replace or enhance traditional operations, such as customer relationship management, supply and service chain management, employee training and communication.

For certain companies, especially those in a business-to-business arena, the uses of the Internet will be less public. Stronger Intranets and more efficient supply chain management will result in tremendous benefits. Those efficiencies, however, may not be highly visible to the average consumer.

For other companies, whose principal task is to maintain consumer loyalty, Internet branding has become an important point of differentiation. Obviously companies directly involved in the convergence of the Internet with their historic service offerings have been the first to respond. The telecommunications, travel and financial services sectors (including both banking and brokerage) have been all but restructured to include an Internet service and marketing layer. In the case of telecommunications, the migration of telephone consumers to Internet services has become a core concern. The success or failure of these companies to maintain and enhance revenues from Internet subscribers impacts their most fundamental service structures. As a result, the entire communications industry continues to undergo a restructuring. The use of Internet related marketing tools and software incentives are a well-accepted standard in these market sectors.

Of equal importance to the Internet is the understanding that this electronic marketplace has entered its "Branding" phase. Large corporations in the "brick-n-mortar" world are likely candidates for continued success on the Internet. As the Internet matures, it joins television and print as the most powerful media for brand building. With the proliferation of computers and hand-held devices this reality should be no surprise. Unlike television and print, however, the Internet has an enormous advantage - It allows customized two-way communication. Never before have such effective or efficient customer affiliation tools existed. In connection with this battle for consumer affiliation, the marketing channels have seen an explosion in the use of CD's and other forms of "High-tech" marketing tools. Solicitations once reserved for large Internet companies like America On-Line (AOL) have become common marketing techniques for most Internet service providers. Though computer owners and Internet users do not account for the majority of the consumer marketplace, it can be said with confidence that the intersection of Internet users with the target markets for many goods and services is high. As a result of the use of the Internet in school, libraries and malls the acceptance of the Internet as a way through which to maintain and service customer loyalty has a meaningful appeal.

The Internet can provide valuable customer affiliation benefits. Those benefits, however, must be customized to the recipient. The content and functionality delivered in Internet marketing solicitations must be carefully crafted. It must be timely, easy-to-use and responsive to the interests of the targeted demographic. It must also continue to work in a technically reliable manner throughout its life. For these reasons, many corporations lack the necessary internal resources to design, develop and maintain an Internet customer affiliation program. As a result, a market for these services is growing.

The Company believes its blend of software development experience and the history of its management in consumer marketing, provides a basis from it can compete to satisfy this demand.

Though the specific content of any customer affiliation offering or bundle must be customized, there are certain concerns or interests that impact Internet use across many demographic segments. We believe that among those areas of interest or concern are security, e-commerce and content management. A brief market overview for each of these areas follows:

Security
--------
Although e-commerce and Internet computing environments have many advantages and businesses and consumers are depending on them more and more, their accessibility and the relative anonymity of users make these systems, and the integrity of the information that is stored on them, vulnerable to security threats. E-commerce and Internet systems present inviting opportunities for computer hackers, curious or disgruntled employees, contractors and competitors to compromise or destroy sensitive information within the system or to otherwise disrupt the normal operation of the system. According to the annual Information Week/PricewaterhouseCoopers LLP 1999 Global Information Security Survey of information technology managers and professionals, 64% of those surveyed who are associated with sites selling products or services on the Web reported at least one security breach in the past year. In addition, sites integrated with supply-chain network or enterprise resource planning applications reported security violations 10% more often than sites without such applications. In a separate PricewaterhouseCoopers survey of chief executive officers, 84% cited security concerns as a barrier to deployment of information technology initiatives.

Not surprisingly then, the general public reflects the security concerns recognized by large corporations. The comfortable use of the Internet has historically been hampered by a sense of distrust and vulnerability. Those feelings have never been more keenly felt than in the current environment of highly publicized hacker attacks. Although the explosion of connectivity and information exchange provides tremendous benefits, it also exposes an organization's and individual's sensitive information and mission critical applications to unauthorized access. In addition, the transmission of data over the Internet also exposes the data to unauthorized interception.

Historical methods for securing information resources are no longer adequate to meet the security requirements of today's global networks and the Internet. In the centralized mainframe environments that dominated the information systems landscape in previous years, organizations were able to secure a limited number of access points through physical barriers and controlled access to data through log-on procedures and password protection. However, in today's distributed network environments with multiple points of access and multiple network resources, it is impractical to individually secure every application and resource on the network. Therefore, an additional layer of security at the network and desktop level is needed to act as a "virtual" barrier to control access. The need for this additional security may well impact the rate at which e-commerce and Internet applications of all sorts are adopted.

The digital security market is already large and exhibits very attractive growth characteristics. Analysis conducted by several leading independent research firms demonstrates that the entire market is projected to grow 39% compounded annually, from $4.8 billion to $24.6 billion by 2004. Perimeter access control is projected to grow 26% compounded annually, from $2.4 billion in 1999 to $7.6 billion by 2004. Trust-enabling applications and devices are projected to grow 48% compounded annually, from $2.4 billion in 1999 to $17.0 billion by 2004.

E-Commerce
----------
Widespread acceptance of the Internet has opened numerous opportunities for companies seeking growth and increased efficiencies through business-to-business ("B2B") and business-to-consumer ("B2C") e-Commerce. The Gartner Group estimates that B2B e-Commerce will grow from $145 billion in 1999 to $3.9 trillion in 2003, B2C e-Commerce will increase from $31 billion in 1999 to $381 billion in 2003, representing five-year compound annual growth rates of 128% and 87% respectively. In addition, IDC, estimates the number of Internet purchases will increase from approximately 17 million in 1999 to over 80 million in 2003, a compounded annual growth rate of 47%. Furthermore, IDC projects that the world-wide market for Internet professional services will grow from $12.9 billion in 1999 to $78.6 billion in 2003, representing a compound annual growth rate of approximately 57%.

The growth of the Internet and the proliferation of software applications are accelerating changes in the business environment by enabling a ubiquitous, platform-independent communications network. This platform independence has prompted demands for a dynamic, open and highly integrated environment among customers, suppliers and other trading partners. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, increase the use of outsourcing and share information more readily with vendors and customers over the Internet.

The Internet also is impacting other core business concerns, including customer relationships and product management. In order to integrate and optimize new business solutions, organizations are seeking e-commerce initiatives such as web-based sales, one-to-one marketing, online customer service, supply chain management and web-based fulfillment. To successfully achieve the desired benefits from these e-commerce initiatives, organizations require a comprehensive end-to-end software solution that integrates and optimizes key business processes-from customer management to distribution-with real time visibility and collaboration capabilities among trading partners. In addition, many organizations need solutions and services that enable them to quickly and cost-effectively deploy and optimize Internet-based marketplace trading capabilities.

Content  Management
-------------------
Increasingly, companies are turning to the Internet as the primary vehicle for information delivery. Online business requires effective management and delivery of information to customers, partners and employees. Forrester Research indicates that, during the year 2000, many companies have doubled the amount of information they publish on the Internet and predicts that this trend will continue over the next year. In order to address this growth, companies are increasingly demanding software systems that automate the workflow of content creation, management and delivery.

Schools in the United States are rapidly expanding Internet access and the Department of Education has announced long-term goals to provide Internet access to all students in the nation's public schools. Those goals set a target of one computer workstation for every five students, up from one for about every 14 students currently.

The introduction and expanded use of the Internet as an educational tool in the classroom has prompted school board members, superintendents and teachers to focus on protecting students from unsuitable Internet content. Parents have also become increasingly concerned about children's access to various types of content, ranging from pornography to bomb making instruction, among others. Without an effective Internet content filtering system in place, educators and parents have had to choose between undesirable alternatives: prohibiting Internet access altogether or closely supervising each student's use of the Internet. Prohibiting Internet access deprives students of the wealth of beneficial information available on the Internet, while supervision can waste an enormous amount of teacher or parent time. According to Forrester Research the education Internet access control market is expected to be worth more than $500 million by 2003.

Corporations also face issues associated with unrestricted on-the-job access to the Internet, including productivity losses caused by employees spending large amounts of time during the workday surfing the Internet for personal reasons. In fact, over 57% of Internet use in the workplace is not business related. These activities by employees leave corporations exposed to many potential liability issues relating to the misuse of and unlawful distribution of Internet-based content.


COMPETITION

The market for specialized Internet applications is highly competitive, and the Company expects that this competition will intensify in the future. The Company's marketplace is characterized by rapid technological change, evolving industry standards and compressed product life cycles. The Company believes the principle factors impacting competition in its markets are strategic affiliations, time to market, cost, product quality and performance, intellectual property, customer relationships and reputation. In providing specialized software application design and development, the Company competes with numerous businesses that also provide software design and development services, companies that have developed and market application specific Internet software products, companies that provide software tools that enable customers to develop specific Internet-enabled software applications and companies that choose to develop Internet application products internally. There are large custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet security software applications design and development services. The Company believes that with respect to such large companies, it enjoys a certain niche market advantage related to its costs, smaller size and flexibility of response. There is no assurance, however, that the Company will be able to compete effectively against these competitors.

The Company's current products face competition from marketing or software solution providers (i.e., ITXC Corporation, Comet Systems, Netcentives Inc.) content management software developers (i.e. The Learning Company, Surfwatch Software Corporation, Software International, Inc. and Sterling Software Corporation) and Internet security software developers (i.e., Trend Micro and Network ICE). Additionally, new, alternative software providers may emerge that directly compete with the products that the Company offers. The Company also competes with certain large advertising agencies and Internet web site development houses with respect to its work to customize customer affiliation solutions for Redistribution Partners. We believe that the Company's experience in software marketing and desktop software development provides certain market advantages with respect to this competition. There is no assurance, however, that the Company will be able to compete effectively against these competitors.

The Company competes with other developers of content management software. The content management arena remains one of the largest opportunities on the Internet. The fear of subjecting users to inappropriate information ranks among the largest barriers to accelerated adoption. In addition, the unfocused use of the Internet in work environments remains a major concern among corporations.
With respect to content management products, the Company considers its most significant competitor to be Cyber Patrol. Cyber Patrol is the maker of the world's most widely used Internet filtering software. Cyber Patrol experienced an increase of 58% in its 1999 sales and has been highly regarded in the area of Internet information management and security software programs. In the area of intrusion detection, The Company competes with Network ICE. Network ICE enjoys a first-to-market advantage. Due to the dominant forces in the marketplace by Cyber Patrol, Network ICE and other companies, there is no assurance that the Company will be able to compete effectively against its competitors. The
Company believes, however that its products contain certain interface and technical advantages that grant them superiority.

In addition, companies that offer and sell client/server based Internet-enabled software products, such as Netscape and Microsoft, may in the future bundle software capabilities and applications with existing products in a manner which may limit the need for software capabilities and application services such as those offered by the Company. The Company also competes with the information technology departments of significant business enterprises who may choose to design and develop their Internet security applications internally. The emergence of sophisticated software products and tools that enable companies to build customized Internet-enabled software applications internally also may have the effect of encouraging internal development and, thus, may materially reduce the demand for the Company's custom software application services. Finally, the Company believes that the rapid expansion of the market for Internet software applications will foster the growth of many significant competitors performing comparable services and offering comparable products to those offered by the Company.

TRADEMARKS,  ROYALTY  AND  LICENSE  AGREEMENTS

Our rights to the following trademarks are based upon common law, and our substantial and continuous use of these trademarks in interstate commerce: HACK TRACERTM , IT'S YOUR NETTM, DESKTOP MALLTM.

We have applied for federal registration of the following trademarks and service mark with the United States Patent and Trademark Office: HACK TRACERTM, IT'S YOUR NETTM, IT'S LIKE CALLER ID FOR THE INTERNETSM.

Our intellectual property is important to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier and strategic relationship agreements, and nondisclosure agreements with third parties. There can be no assurance that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property. In addition, we could be subject to intellectual property infringement claims by others. These claims, and any resultant litigation, should it occur, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreement with the third parties making these claims.

In addition, we face the risk of our licensing partners misrepresenting to us that they have all necessary ownership rights in the applications or content we redistribute. Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal cost in defense, exposing us to awards of damages and cost and diverting management's attention which could have a adverse effect on our business, results of operations, and financial condition. Our licensing partners generally agree to hold the Company harmless from claims arising from their failure to have the rights necessary to grant redistribution licenses. However, third parties may contest this responsibility or licensing partners may not have sufficient resources to defend claims and we have no insurance coverage for claims of this nature.

During fiscal years 2000 and 1999 the Company entered into the following license or royalty agreements:

In December 1998, Sharp entered into a co-branded site development and revenue sharing agreement with US West Communications, Inc. (now Qwest). Under specified provisions of the agreement, in September 1999, Sharp delivered a collection of three Internet software applications (the Collection) to then current US West Internet access customers. In September 1999, Sharp licensed US West the rights to distribute the Collection to customers who purchase US West's Internet access during the period from August 1, 1999, through December 31, 2000. Total consideration paid to the Company for distribution of the Collection to customers who purchased US West's Internet access during the period of the agreement was $1,440,000.

On March 30, 1999, Sharp entered into a purchase agreement with Netsnitch, LLC (Netsnitch). Pursuant to the provisions of the Purchase Agreement, Netsnitch transferred ownership of specified proprietary Internet technology (the Proprietary Technology) to Sharp. In consideration for the acquisition of the Proprietary Technology, Sharp agreed to pay Netsnitch (a) royalties based on usage of the Proprietary Technology, (b) $256,800 as a lump-sum royalty in association with Sharp's Agreement with US West, (c) issue Netsnitch 133,333 shares of Sharp's common stock and (d) issue Netsnitch a warrant to purchase
266,667  shares  of  common  stock  at  an  exercise  price  of $5.10 per share.

On  August  31,  1999,  Sharp  entered  into an original equipment manufacturers
(OEM)/reseller  agreement (the OEM/Reseller Agreement) with CBT Systems, Limited
(CBT). Under the provisions of the OEM/Reseller Agreement, CBT granted Sharp a nonexclusive right and license to market and otherwise distribute, pursuant to the Agreement between Sharp and US West, certain of CBT's Internet interactive training software. In consideration for the OEM/Reseller Agreement, Sharp agreed to pay CBT a total of $200,000.

In November 1999, Sharp and US West (now Qwest) entered into a development and distribution partnership agreement (the Development Agreement). Pursuant to the provisions of the Development Agreement, Sharp is required to complete the development of a certain Internet software application that will be offered and marketed to Qwest Internet access customers. US West agreed to pay up to $125,000 for development costs and 50 percent of all royalties due ($1.00 per copy) under the Development Agreement. Sharp delivered the software under the agreement during November, 2000 and Qwest is currently planning product roll-out and marketing.

On February 8, 2000, Sharp entered into a software development agreement with the Neoworx Corporation (Neoworx). Pursuant to this agreement, Neoworx developed, created and delivered certain programming code and materials and provided software implementation services pursuant to Sharp's agreement with US West. In consideration for this agreement, Sharp paid Neoworx $135,000 and issued a warrant to purchase 60,000 shares of common stock at an exercise price of $5.10 per share. Upon issuance, 60,000 warrants were valued at $24,660 based on fair market value as determined by management and use of the Black-Scholes pricing model. As of December 31, 2000, Sharp had recorded deferred costs associated with this software development agreement of $102,500. On January 15, 2001, Sharp and Neoworx concluded the agreement, and Sharp agreed to pay $62,500.

In August 2000, Sharp licensed Qwest the rights to distribute an Internet security software application (HackTracer) for a period of two years. Sharp is required to provide support for the term of the agreement. Total consideration for distributions of HackTracer during the term of the agreement is $728,049, plus 50 percent of all gross profits from the license of HackTracer to Qwest's customers. Sharp agreed to pay Qwest 10 percent of all gross profits from all license of HackTracer by any third party. The $728,049 is being recognized ratably over the two-year term of the agreement. For the year ended December 31, 2000, Sharp recognized $121,342 in conjunction with this distribution agreement.


CERTAIN OTHER  RISK  FACTORS

The Company commenced operation in January 1999. We have a limited operating history upon which to evaluate our operations, future prospects, business market potential, revenue and income. Our ability to implement our business plan is uncertain. Future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. In addition to the business risks discussed in other sections of this Form 10-KSB, certain other risk factors to which we are subject are outlined below.

Liquidity  And  Capital  Resources
----------------------------------
Through December 31, 2000, the Company had an accumulated deficit of $6.5 million. Of that amount, $2.8 million resulted from stock-based compensation and consideration related to the fair market value of stock and stock warrants granted in connection with certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have had negative cash flows from operations of $1,536,000 and $1,039,000 for the periods ended December 31, 2000 and 1999, respectively, and had a working capital deficit of $1.6 million at December 31, 2000. Operating losses and negative cash flow have continued during 2001. As a result of shortfalls in anticipated funding, the Company has made payroll tax deposits with the Internal Revenue Service after the due date and is delinquent on such payments at December 31, 2000. This amount has increased in 2001, and the Company is subject to interest and penalties in connection therewith. Subsequent to December 31, 2000, the Company has secured a guarantee from its chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. Management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, the Company is expected to experience cash flow deficits, which will necessitate additional financing. The Company's management is confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to the Company. These events raise substantial doubt as to the Company's ability to continue as a going concern.


The Company has financed its operations from inception primarily through private financing transactions and payments related to its agreement with Qwest Communication Services, Inc. The Company's future success is dependent upon many factors including, but not limited to; its ability to continue to develop and market products and services, its ability to maintain current Redistribution Partnerships and enter into new Redistribution Partnerships, satisfaction of delinquent payroll taxes and any associated interest and penalties, and the obtaining of the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of Sharp's future success.

Reliance  Upon  Strategic  Partnerships,  Acquisitions  And  Relationships
--------------------------------------------------------------------------
Substantially all of the Company's revenues through December 31, 2000 were generated by contracts with US West (now Qwest). Accordingly, if our agreements with Qwest are terminated, or are not renewed, our revenues and operations will be negatively impacted.

We depend on third party companies and on strategic partnerships to develop and distribute our products. The loss of their services would have an adverse effect on its business. Further, mergers or corporate reorganizations involving these strategic partners could result in changes in control personnel and strategic direction or significant reorganization in business structure. Such changes could weaken or displace our strategic alliances.

Growth of our business requires development of our technology, products, services and customer base, and therefore, the Company may, in the future, pursue strategic acquisitions of complementary businesses. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. There can be no assurance that we will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future or that many acquisition will enhance our businesses. There can be no assurance that we will develop such relationships or if developed that they will prove successful or profitable.

Market  Demand,  Rapid  Technological  Change  And  The  Emerging  Internet
---------------------------------------------------------------------------
The Internet software industry is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, the Company must continually change and improve its products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. In particular, the market for Internet and intranet applications is relatively new and is rapidly evolving. Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. There can be no assurance that: we will be successful in developing and marketing new products or product enhancements that respond to technological change and evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that any new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be materially adversely affected.

The markets for our products are rapidly evolving. There can be no assurance that the Internet or common public protocols will continue to be used to facilitate communications or that the market for Internet marketing and software in general will continue to expand or that the demand for our software products in particular will expand. Continued growth of this market will depend, in large part, upon the continued expansion of Internet usage by consumers, the number of organizations adopting or expanding Internet use for marketing, and upon the ability of their respective infrastructures to support an increasing number of users and services. If the necessary infrastructure or complementary products and services are not developed in a timely manner and, consequently, the Internet software markets fail to grow or grow more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

We plan to increase customer volumes. If our facilities and employees are unable to manage an ever-growing number of customers and orders while maintaining current levels of quality, we may not acquire the customers needed to meet our plan.

Product  Liability;  Risk  Of  Product  Defects
-----------------------------------------------
The Company's sales agreements typically contain provisions designed to limit its exposure to potential product liability or related claims. In selling its products, we rely primarily on "shrink wrap" licenses that are not signed by the end-user, and, for this and other reasons, such licenses may be unenforceable under the laws of certain jurisdictions. As a result, the limitation of the liability provisions contained in the Company's agreements may not be effective. The Company may have the risk of product liability and related claims. A product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by the Company and by current and potential Redistribution Partners, there can be no assurance that errors will not be found in new products or releases after commencement of commercial shipments. The occurrence of these errors could result in adverse publicity, loss of or delay in market acceptance or claims by resellers against the Company, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

Governmental  Regulation
------------------------
The Company is not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, caching of content by server products, encryption concerns, including export controls, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, email network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United State, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect our ability to provide our products and services and increase the costs associated with our products and service, and may affect the growth of the Internet, These laws or regulations may therefore harm our business.

OTHER

The Company faces no pressures with respect to the availability of raw materials required to support its operations and does not foresee any material impact on its business arising from the effects of environmental legislation. During fiscal years 2000 and 1999, $760,000 and $457,000 respectively, were expended on costs of sales and services related to the Company's products.

EMPLOYEES

We currently have approximately 20 full-time employees. We expect to hire employees and/or additional consultants in conjunction with the expansion of our business. Our success depends upon our ability to attract, train and retain qualified personnel. No employees are represented by a union and no general labor contracts are in effect. We believe we have a good relationship with our employees.

ITEM  2.   DESCRIPTION  OF  PROPERTY

The Company leases approximately 5,000 square feet as its primary office space in a mid-rise office building at 5120 Woodway, Suite 9029 in Houston, Texas. For the period from January 1, 2000 through December 31, 2000, rents associated with this space totaled $61,463. The lease on the Company's primary office space expires on April 30, 2001. The Company does not anticipate any difficulty in either extending its current lease, or securing alternative leased facilities. In addition, the Company opened a sales office in Phoenix, Arizona on April 3, 2000. Office space supporting the Phoenix operations is leased on a month to month basis and can be canceled with 30 days notice. Lease payments associated with the Phoenix sales office are $3,100 per month. On July 5, 2000 the Company also leased a sales office in Denver. This lease is in effect until March 31, 2001. Monthly lease payments associated with the Denver office are $1,490. The Company's total rental expense for the fiscal year ending December 31, 2000, including office rents and certain equipment leases was $ 132,734.

ITEM  3.  LEGAL  PROCEEDINGS

Celebrity is not a party to any material legal proceedings. From time to time, the Company may be involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on the Company's financial position or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Celebrity's common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "CLNG". The market for Celebrity's common stock must be characterized as a limited market due to the limited number of shares in the public float and the relatively small trading volume. No assurance can be given that the over-the-counter market, or any market, for Celebrity's securities will continue or that the prices in such market will be maintained at their present levels. The following table sets forth , for the periods indicated, the high and low closing bid prices for the common stock of Celebrity as reported by the National Quotation Bureau taking into account and restated for all stock splits. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                Celebrity Common Stock
                                ----------------------
                                 High Bid     Low Bid
Fiscal Year 1999:
-----------------
First Quarter                          *            *
Second Quarter                         *            *
Third Quarter                          *            *
Fourth Quarter                         *            *

Fiscal Year 2000:
-----------------
First Quarter  (from March 5th )   1 1/2        1 1/2
Second Quarter                       3/4         1/32
Third Quarter                        5/8          5/8
Fourth Quarter                     5 1/8            2

Fiscal Year 2001:
-----------------
First Quarter  (to March 21st )   11 1/8        3 1/2

* No trading market for the common Stock of Celebrity was active during this period.

At March 21, 2001, the last bid price for the common stock of Celebrity as reported on the OTC Bulletin Board was 3 1/2 per share and the company had approximately 335 shareholders of record.

DIVIDEND  POLICY

The Company has not paid a dividend on its stock since its incorporation and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain earnings to finance the expansion of its business, to repay outstanding and future indebtedness and to use for general operating purposes. In the future, the Board of Directors will determine whether the Company will pay any dividends, depending upon its earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the period from May 2000 through November 2000, the Company's wholly-owned subsidiary Sharp Technology, Inc. sold unregistered shares of its common stock in a private placement to accredited investors pursuant to an exemption from registration with the Securities and Exchange Commission under Rule 506 of Regulation D under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) of the Act. Sharp offered up to approximately 667,000 shares of its common stock at a purchase price of $4.50 per share ($3,000,000 total offering) and sold 254,000 of those shares for a value of $1,143,000 in cash and the conversion of certain notes payable. Each certificate issued for unregistered shares contained a legend stating that the shares had not been registered under the Act and setting forth restrictions on the transferability and the sale of the shares. No underwriter participated in, nor did Sharp pay any commissions or fees to any underwriter in connection with the sale of these shares. The sale of these shares did not involve a public offering.

On December 19, 2000, Celebrity issued 60,000 shares of unregistered common stock at $5 per share to an accredited investor for gross proceeds of $300,000 in cash pursuant to an exemption from registration with the Securities and Exchange Commission under Regulation D of the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) of the Act. The certificate issued for the unregistered shares contained a legend stating that the shares had not been registered under the Act and set forth restrictions on the transferability and the sale of the shares. No underwriter participated in, nor did Celebrity pay any commissions or fees to any underwriter in connection with the sale of these shares. The sale of these shares did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in this Form 10-KSB.

OPERATIONS

We specialize in developing Internet security, e-commerce, and content management software products. Those products include; security software designed to prevent "hackers' from gaining access to personal computers while they are connected to the Internet, e-commerce software designed to provide a direct connection between personal computer desktops and Internet sites for "brand name" retailers, and software filters to provide customizable protection against objectionable Internet content. Our product distribution and business strategy focuses on establishing collaborative relationships with large corporations ("Redistribution Partners") that have large, existing customer bases. We provide these businesses with products and services to help them retain customers and strengthen their Internet brand presence. Our goal is to generate recurring revenues from an expanding user base in a manner that maximizes the Company's customer relationships and provides value to our shareholders.

In order to provide the volume of quality products and services our Redistribution Partners require, we have developed a network of outside resources. Software products are either licensed or developed as needed. Software development is supported by the efforts of several development entities including Petroleum India International, one of India's largest engineering/software consortiums. We also contract our 24x7 technical support from Stream Services Corporation, a large provider of technical and customer support services.

We intend to expand the number of our Redistribution Partners; enrich the content of our proprietary applications; host and maintain our own, as well as third party, software applications; distribute multiple software offers to each of the end-users we acquire through our Redistribution Partnerships, and provide strategic design, marketing, e-commerce and software development services to an expanding base of corporate customers.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

For the fiscal year ended December 31, 2000 the Company had total revenues of $1,819,000 compared to total revenues of $664,000 for the year ended December 31, 1999. The increase in revenues of $1,155,000 in fiscal year 2000 represents an increase of approximately 174% over those of the previous fiscal year. Substantially all of the Company's revenues were earned in connection with its contracts with Qwest.

The Company's costs of sales and services relate to development, fulfillment and technical support. These costs were $760,000 in 2000 and $457,000 in 1999, increasing by approximately $303,000 (66%) during fiscal year 2000 as compared to fiscal year 1999. This increase primarily relates to an escalation in the amortization of capitalized development costs for the Company's new products, and an increase in development expenditures related to work performed to determine the technological feasibility of new offerings.


The Company's selling, general and administrative expenses were $5,387,000 and $1,543,000 for the fiscal years ended December 31, 2000 and 1999, respectively. The $3,844,000 (249%) increase in these expenditures between years can be attributed to: approximately $2.5 million in stock-based compensation granted during fiscal year 2000 principally in connection with certain software development contracts and financial services consulting agreements, approximately $1 million relating to an increase in wages, consulting fees and wage-related expenses arising from an expansion in the Company's operations and personnel, overall increases in the Company's travel, entertainment and marketing expenses and an increase in legal and professional fees.

The Company's interest expense was $478,000 and $278,000 for the fiscal years ended December 31, 2000 and 1999, respectively. The $200,000 (72%) increase in interest expense between years is due to increased borrowings during 2000. Approximately $351,000 of the expense was stock-based consideration recorded based upon the fair market value of stock warrants granted to certain debt holders.

The increase in the Company's overall net loss of approximately $3.2 million (195%) during fiscal year 2000 as compared to fiscal year 1999 can be attributed in largest part to the recognition of $2.8 million in the fair market value of stock-based compensation and consideration related to stock and stock warrants granted in connection with certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. The majority of the residual net loss of $2.1 million recognized during fiscal year 2000 resulted from an increase in development costs and an expansion in wages and related expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 2000, the Company had an accumulated deficit of $6.5 million. Of that amount, $2.8 million resulted from stock-based compensation and consideration related to the fair market value of stock and stock warrants granted in connection with certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have had negative cash flows from operations of $1,536,000 and $1,039,000 for the periods ended December 31, 2000 and 1999, respectively, and had a working capital deficit of $1.6 million at December 31, 2000. Operating losses and negative cash flow have continued during 2001. As a result of shortfalls in anticipated funding, the Company has made payroll tax deposits with the Internal Revenue Service after the due date and is delinquent on such payments at December 31, 2000. This amount has increased in 2001, and the Company is subject to interest and penalties in connection therewith. Subsequent to December 31, 2000, the Company has secured a guarantee from its chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. Management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, the Company is expected to experience cash flow deficits, which will necessitate additional financing. The Company's management is confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to the Company. These events raise substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB have been qualified with respect to that risk.

The Company has financed its operations from inception primarily through private financing transactions and payments related to its agreement with Qwest Communication Services, Inc. The Company's future success is dependent upon many factors including, but not limited to; its ability to continue to develop and market products and services, its ability to maintain current Redistribution Partnerships and enter into new Redistribution Partnerships, satisfaction of delinquent payroll taxes and any associated interest and penalties, and the obtaining of the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of Sharp's future success.

At December 31, 2000, the Company has no material outstanding purchase commitments and during fiscal years 2000 and 1999, there are no significant elements of income or loss that do not arise from our continuing operations. Further, with the exception of the potential impact of the Christmas buying season on the results of the Company's e-commerce efforts, which is not currently estimable, management does not expect material changes in its results of operations from period to period based upon the seasonality of its business.

ITEM  7.   FINANCIAL  STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HJ & Associates, LLC, previously known as Jones, Jensen & Company, Certified Public Accountants, of Salt Lake City, Utah, audited our balance sheets as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period from May 2, 1983 (inception) to December 31, 1999. Such financial statements accompanied our Form 10-KSB for the year ended December 31, 1999 and were filed with the Securities and Exchange Commission on April 12, 2000. The report of HJ & Associates on such financial statements, dated February 28, 2000 contained a going concern qualification, and did not contain any other adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. HJ & Associates was dismissed on or about February 9, 2001 pursuant to a recommendation of our Chairman of the Board and President, Mr. George Sharp.

Arthur Andersen LLP, Certified Public Accountants of Houston, Texas was appointed by the Company on February 9, 2001, pursuant to a recommendation of our Chairman of the Board and President, Mr. George Sharp, to audit our financial statements for our fiscal year ended December 31, 2000.

During the two most recent fiscal years and during any subsequent interim period preceding the date of dismissal there were no disagreements between us and HJ & Associates, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Arthur Andersen LLP acted as the independent public accountants for Sharp prior to its merger with Celebrity.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS,  EXECUTIVE  OFFICERS  AND  OTHER  SIGNIFICANT  EMPLOYEES

The following table contains information concerning the executive corporate officers, directors and certain other employees of both Sharp Technology, Inc. and Celebrity Entertainment Group, Inc.:

      Name         Age              Position with Company
-----------------  ---  ----------------------------------------------
                    58  President/Chief Executive Officer, Director,
George Sharp            Secretary (Sharp and Celebrity)
Robert Wesolek      44  Treasurer/Chief Financial Officer
                        (Sharp & Celebrity)
Louis Schwartz      53  Senior Vice President of Business Development
                        (Sharp & Celebrity)
Michael D. Pierce   34  Chief Technology Officer
                        (Sharp)
Gilbert Gertner     76  Director
                        (Celebrity)
Alan Pavsner        48  Director
                        (Celebrity)

Directors are elected annually and hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships between or among any of our directors and executive officers. The Company's Board of Directors consists of three persons.


George  Sharp,  President/Chief Executive Officer and Director, has acted in the
--------------------------------------------------------------
listed capacities with Sharp since its inception in October 1998 and with Celebrity since December 20, 2000. From 1996 to 1999, Mr. Sharp was the Chief Executive Officer and President of Commercial Capital, a personal investment corporation. From 1992 to 1996, Mr. Sharp was the Chief Executive Officer and President of Citadel Computer Systems, a publicly traded network security software developer with approximately 150 employees (NASDAQ: CITN). From 1990 to 1992, Mr. Sharp was the Chief Executive Officer and President of Matrix Systems, Inc., an insurance industry related software developer. In each of these positions, Mr. Sharp was responsible for executive management, control of daily operations, and direction of sales and marketing functions.

Earlier in his career, Mr. Sharp was a corporate turnaround specialist and merchant banker, responsible for the profitable structuring of leveraged buyouts in the plastics industry and the successful reorganization of troubled real estate ventures involving as much as $100 million.

Robert  C.  Wesolek,  Chief  Financial  Officer  (CPA),  has acted in the listed
------------------------------------------------------
capacities with Sharp since its inception in October 1998 and with Celebrity since December 20, 2000. Mr. Wesolek has more than 15 years experience in software development and publishing. In addition to his duties at the Company, Mr. Wesolek acts as the President and Chief Executive Officer of the Navi-GATES Corporation, an affiliated software research and development entity he established in 1997. From 1996 to 1997, Mr. Wesolek was the President of the Desktop Software Division of Citadel Technology, Inc. From 1988 to 1995, Mr. Wesolek was the Chief Operating Officer of Kent Marsh Ltd., Inc., a desktop data security and configuration protection provider for both Windows and Macintosh platforms. From 1979 to 1987, Mr. Wesolek worked as a Senior Practice Manager in Arthur Andersen LLP's Audit Division.

Louis  Schwartz, Senior Vice President of Business Development, has acted in the
--------------------------------------------------------------
listed capacity with Sharp since its inception in October 1998 and with Celebrity since December 20, 2000. Mr. Schwartz was Vice President of Sales for Commercial Capital Trading Corporation from 1995 to 1998. From 1991 to 1995, Mr. Schwartz was the director of sales and marketing of Panda Productions, and from 1976 to 1991 Mr. Schwartz was self-employed as a sales and marketing consultant. In each of these positions, Mr. Schwartz has been responsible for providing marketing and program development strategies to large national or regional corporations.

Throughout his career, Mr. Schwartz has established and maintained successful client partnerships with a variety of Fortune 1000 companies, including: Norwest Bank, BellSouth, IBM, Nucor Steel, Cellular One, and Royal Bank of Canada.

Michael  D.  Pierce,  Chief  Technology  Officer,  has acted as Chief Technology
------------------------------------------------
Officer for Sharp since its inception in October 1998. Mr. Pierce began his technical career in his early teens as a student instructor at Dartmouth College and a computer programmer at DTSS, Inc. From 1997 to 1998, Mr. Pierce was Director of Software Engineering at Tripp Lite, Inc., one of the world's largest UPS providers. From 1994 to 1997, Mr. Pierce was Vice President for Advanced Technologies Research & Development at Citadel Technology, Inc. During the period from 1991 to 1996, Mr. Pierce was President of DanaSoft, Inc., a developer and publisher of applications for Novell NetWare environments. Prior to 1991 Mr. Pierce held a variety of technical positions with telecom providers and the military.

Gilbert  Gertner,  Director,  joined  Celebrity's Board of Directors in December
----------------------------
2000. He is a private investor and co-founder of a number of industrial, real estate development and high-tech companies. Mr. Gertner is known for his philanthropic endeavors including the construction of schools and medical facilities in developing countries. Mr. Gertner currently serves as Chairman of the Board and CEO of Worldwide Petromoly, Inc. a company with which he has been associated since 1993. During the period from 1994 to 1997 Mr. Gertner served as a Director of Citadel Computer Systems and prior to 1996, Mr. Gertner also served as a Director of Data Software Systems, Inc.

Alan  Pavsner,  Director,  was re-appointed to Celebrity's Board of Directors in
------------------------
December 2000. Prior to his appointment, Mr. Pavsner served as the President and Chief Executive officer of Celebrity while it undertook its search for suitable merger candidates. During the period from March 2000 to November 2000, Mr. Pavsner acted as Chief Operating Officer for WorldWideWeb Institute, an entity involved in supplying web site development services to its clients. Between
March 1999 and March 2000, he was Vice President for Field Operations for Integrated Homes, Inc., Boca Raton, Florida, which was engaged in providing low voltage technology solutions to major builders and developers under residential construction. Between January 1997 and March 1999, Mr. Pavsner was Vice President of Marketing for Spectra Systems, Inc., which was engaged in developing advanced technology equipment to major OEMs and Department of Defense contractors. Between January 1995 and January 1997, Mr. Pavsner was Vice President for P.N.C. Investments, Ltd. which was engaged in advising clients relative to acquisitions, and mergers and public securities markets. Between 1974 and 1995, Mr. Pavsner served with the United States Marine Corps where he concluded his career as Commanding Officer of Marine Aviation Support Group, Naval Air Warfare Center, Point Mugu, California and retired with the rank of Lieutenant Colonel.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

As of December 31, 2000 the Company's Board of Directors had no formal compensation, nominating or audit committees. The Company plans to charter such committees during fiscal year 2001.

LIMITATION  OF  DIRECTORS'  LIABILITY

Neither Sharp nor Celebrity's Articles of Incorporation currently indemnify its directors from personal liability or monetary damages for breach of fiduciary duty. In the event Celebrity reincorporates, however, it intends to provide indemnification to its officers and directors to the fullest extend permitted under Delaware law.

Insofar as indemnification arising under the Act may be permitted to directors, officers or persons controlling Celebrity or the Company pursuant to the foregoing, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

CERTAIN  SECURITIES  FILINGS

The Company believes all persons subject to Section 16(a) of the Act in connection with their relationship to its operations have complied on a timely basis.

ITEM 10.  EXECUTIVE  COMPENSATION

The following table sets forth the annual compensation of the Company's executive officers and certain other executives for the year ending December 31, 2000.

                                      SUMMARY COMPENSATION TABLE


                                                           LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION               AWARDS          PAYOUTS
                              ---------------------------  -----------------------  -------
                                                  OTHER                SECURITIES              ALL
NAME & PRINCIPAL                                  ANNUAL   RESTRICTED  UNDERLYING             OTHER
    POSITION                                     COMPEN-     STOCK      OPTIONS/     LTIP    COMPEN-
                        YEAR   SALARY    BONUS    SATION     AWARDS       SARS      PAYOUTS   SATION
----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
George Sharp, CEO       2000  $ 230,000   --0--     --0--       --0--        --0--    --0--     --0--
(Celebrity and Sharp)   1999        (*)   --0--     --0--       --0--         (**)    --0--     --0--
                        1998      --0--   --0--     --0--       --0--        --0--    --0--     --0--
----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Robert Wesolek, CFO     2000  $ 116,000   --0--     --0--       --0--        --0--    --0--     --0--
(Celebrity and Sharp)   1999  $  76,000   --0--     --0--       --0--        --0--    --0--     --0--
                        1998       --0-   --0--     --0--       --0--        --0--    --0--     --0--
----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Louis Schwartz, Sr VP   2000  $ 112,000  $1,000  $  4,000       --0--        --0--    --0--  $  6,300
(Celebrity and Sharp)   1999      --0--   --0--  $ 77,000       --0--        --0--    --0--     --0--
                        1998      --0--   --0--     --0--       --0--        --0--    --0--     --0--
----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Michael Pierce, CTO     2000  $ 116,000   --0--     --0--       --0--        --0--    --0--     --0--
(Sharp)                 1999  $  28,000   --0--  $ 52,000       --0--        --0--    --0--     --0--
                        1998      --0--   --0--     --0--       --0--        --0--    --0--     --0--
----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Alan Pavsner,           2000      --0--   --0--     --0--       --0--        --0--    --0--     --0--
Former CEO (Celebrity)  1999      --0--   --0--     --0--       --0--        --0--    --0--     --0--
                        1998      --0--   --0--     --0--       --0--        --0--    --0--     --0--
----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------

(*)  Mr. Sharp's annual salary of $150,000 earned in 1999 was accrued for the year ended December 31,
1999  and  Mr.  Sharp  forgave  such  accrual  during  2000.
(**) During fiscal year 1999, Sharp issued its chief executive officer options to purchase a total of
1.2  million  shares  of  its  restricted  common stock at exercise prices ranging from $9 to $30 per share.  Sharp  believes  these rights had no value at their date of grant.  During December 2000, Mr.
Sharp  voluntarily  canceled  his  rights  under  all  outstanding  stock  option  agreements without compensation.

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR (CELEBRITY)

NAME & PRINCIPAL   NUMBER OF SECURITIES       PERCENT OF TOTAL       EXERCISE OF   EXPIRATION
POSITION                UNDERLYING         OPTIONS/SARS GRANTED TO    BASE PRICE      DATE
                       OPTIONS/SARS       EMPLOYEES IN FISCAL YEAR
                          GRANTED
(*)                         (*)                      (*)                 (*)           (*)
-----------------  ---------------------  -------------------------  ------------  -----------

(*)  No  Options/SAR  Grants  made  during  2000

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/SAR VALUES (CELEBRITY)

                                             NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED          IN-THE-MONEY
                     SHARES                     OPTIONS/SARS AT            OPTIONS/SARS AT
NAME & PRINCIPAL    ACQUIRED      VALUE         FISCAL YEAR-END            FISCAL YEAR-END
    POSITION      ON EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----------------  ------------  ---------  -------------------------  -------------------------

George Sharp               (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Robert Wesolek             (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Louis Schwartz             (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Michael Pierce             (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Alan Pavsner,              (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------

(*)    Did  Not  Exercise  Any  Options

COMPENSATION  OF  DIRECTORS

The Company does not currently pay any directors fees, but it pays the expenses, if any, of its directors attending board meetings.


EMPLOYMENT  CONTRACTS  AND  CHANGE-IN-CONTROL  ARRANGEMENTS

The Company has no current employment contracts with either of its executive officers. In connection with the change of control arising from the merger of Sharp and Celebrity, Alan Pavsner, Celebrity's former chief executive, was replaced by the Company's current chief executive officer. On January 1, 2001, the Company entered into a consulting agreement with Marine Way Inc., a corporation wholly-owned by Alan Pavsner. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company has agreed to pay Marine Way, Inc., a fee of $10,000 a month during the 24-month term of the agreement.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information as of March 21, 2001, with respect to the beneficial ownership of shares of Celebrity Common Stock by ( i ) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, ( ii ) each director of the Company, ( iii ) each executive officer of the Company and certain other executives and ( iv ) all executive officers, certain other officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown. As of March 21, 2001 there were approximately 9,235,823 shares of Celebrity common stock outstanding.

TITLE OF                NAME                 NUMBER OF SHARES    PERCENT
 CLASS                                             OWNED        OF CLASS
--------  ---------------------------------  -----------------  ---------
Common    George Sharp
Stock     5120 Woodway, Suite 9029                  2,145,377      23.24%
          Houston, TX  77056

Common    Robert Wesolek
Stock     5120 Woodway, Suite 9029                 718,723 (1)      7.78%
          Houston, TX  77056

Common    Gilbert Gertner
Stock     1300 Post Oak Blvd, Suite 2222         1,115,125 (2)     11.30%
          Houston, TX, 77056

Common    Alan Pavsner
Stock     18870 Still Lake Drive                      -- 0 --       0.00%
          Jupiter, FL 33458

Common    Louis Schwartz
Stock     5120 Woodway, Suite 9029                 687,169 (3)      7.44%
          Houston, TX  77056

Common    Michael Pierce
Stock     5120 Woodway, Suite 9029                 288,918 (4)      3.12%
          Houston, TX  77056

Common    All Executive Officers, Certain
Stock     Other Officers & Directors, as a       4,955,312 (5)     50.12%
          group (6 persons)

(1) Includes 6,667 shares of common stock under a 5-year option granted January 1, 2001.
(2) Includes 300,000 shares of common stock held in trust over which Mr. Gertner is the sole trustee, and 333,333 shares of common stock under a warrant agreement with no stated expiration date.
(3) Includes 6,667 shares of common stock under a 5-year option granted January 1, 2001.
(4) Includes 6,667 shares of common stock under a 5-year option granted January 1, 2001.
(5) Includes 300,000 shares of common stock held in trust and 353,334 shares of common stock under option and warrant agreements


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On January 1, 1999, Sharp entered into a deferred salary arrangement with its CEO George Sharp, in which Mr. Sharp agreed to defer his annual salary of $150,000 from January 1, 1999, through December 31, 1999. The accrued salary was due and payable in full upon the CEO's request on or after January 1, 2000. On October 30, 2000, Mr. Sharp forfeited and forgave, without consideration, all rights to the deferred salary.

On January 12, 1999, Sharp entered into a purchase agreement with Commercial Capital Trading Corporation, a company owned by George Sharp, its chief executive officer, for the purchase of certain furniture and equipment. The total purchase price for the furniture and equipment was $107,250 and was financed through a note agreement between Commercial Capital Trading and Sharp. The note was due on or before December 31, 1999, and bore interest at a rate of 10% per annum. In October 1999, Sharp paid the principal on the note in full. On October 30, 2000, Commercial Capital Trading voluntarily forgave its rights to interest on the note. During January 1999, Sharp also entered into three separate assumption agreements with Commercial Capital Trading, in which the Company assumed leases on certain office space and equipment originally leased by Commercial Capital Trading. All such leases were assumed under substantially the same terms and conditions as the original underlying leases.

On January 15, 1999, Sharp entered into a revolving credit line agreement (the Revolving Credit Line) with George Sharp, its CEO, in the amount of $750,000. The Revolving Credit Line bears interest at 10 percent per annum and is payable on demand. In addition to the interest payable on the Revolving Credit Line, Sharp agreed to pay the CEO $200,000 and issue a total of 400,000 options at exercise prices from $9 to $30 per share. At December 31, 1999, there was $200,000 due to Mr. Sharp related to this agreement. The options issued in connection with this agreement were not assigned a dollar value, as management believed the value of the options was de minimis at the date of issuance. On October 30,2000, Mr. Sharp voluntarily forfeited his rights to the $200,000 payable and accrued interest on the Revolving Credit Line. On December 15, 2000, in connection with the merger of Sharp and Celebrity, Mr. Sharp also voluntarily forfeited his rights to the 400,000 options issued in connection with these transactions.

During May and June 1999 respectively, the Company entered into two (2) software development and marketing agreements with companies in which Robert Wesolek, its chief financial officer, is a controlling stockholder. The Company believes both of these transactions were entered into under arms-length terms at prevailing market rates. In the first agreement, Sharp received a nonexclusive license to market and otherwise distribute (in association with the Company's agreement with Qwest) copies of the desktop software product Dr. Y2K through December 31, 2000. As consideration, the Company agreed to pay $150,000 and grant options to purchase 16,667 shares of the Company's common stock at an exercise price of $0.75 per share. The options issued in connection with this agreement were not assigned a dollar value, as management believed the value of the options was de minimis at the date of issuance. During December 2000, these options were voluntarily canceled without consideration. In the second agreement, Sharp purchased program code and maintenance services for its Internet content management program, It's Your Net, for use in connection with the Company's co-development agreement with Qwest. As compensation, the Company agreed to pay fees of $200,000 and a royalty equivalent to $1 per copy of the software sold or transferred for use to a customer.

On November 30, 1999, Sharp entered into an unsecured credit line agreement (the Credit Line) with Commercial Capital Trading Corporation, a company owned by George Sharp, its chief executive officer, whereby CCTC agreed to advance funds to Sharp for use as operating capital. The note bears interest at 10 percent per annum and is payable on demand. At December 31, 2000 and 1999, the outstanding balance on the Credit Line was $-0- and $132,150, respectively.

On January 1, 2000, Sharp granted Gilbert Gertner, a shareholder and member of Celebrity's Board of Directors, a warrant to purchase 333,333 of its shares of common stock at an exercise price of $5.10 per share. This warrant had no specified expiration date and was granted in recognition of Mr. Gertner's ongoing contribution to the Company's growth and success. The value at of the warrant at its date of grant, as estimated using a Black-Scholes pricing model, was $411,000.

During the period from February 2, 2000 to June 28, 2000, The Company entered into three (3) note payable agreements totaling $237,500 with Gilbert Gertner, a shareholder and member of Celebrity's Board of Directors. All notes bore interest at 10% per annum and were payable, in full, on demand. During September 2000, these notes were repaid using 52,778 shares of the Company's common stock at a price of $4.50 each in connection with a private placement of equity securities. On November 16 and December 12, 2000, Sharp entered into two additional note payable agreements with this stockholder in the amounts of $60,000 and $40,000, respectively. These notes bear interest at 10 percent per annum and are payable on demand.

On January 1, 2001, the Company entered into a consulting agreement with Marine Way Inc., a corporation wholly-owned by Alan Pavsner, former president of Celebrity and a member of Celebrity's Board of Directors. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company has agreed to pay Marine Way, Inc., a fee of $10,000 a month during the 24-month term of the agreement.

During March 2001, the Company obtained a guarantee from George Sharp, its chief executive officer, to pay all payroll taxes outstanding as of March 15, 2001, together with the amount of any related Interest and penalty. The guarantee calls for Mr. Sharp to make a loan to the Company to cover these amounts. The note will be payable upon demand by Mr. Sharp and will bear interest at a rate of 10% per annum.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

Exhibit No.   Identification of Exhibit
2.1         Agreement  and  Plan  of  Merger  and  Reorganization  between  Celebrity
            Entertainment Group, Inc., Sharp Florida Acquisition Corp. and Sharp
            Technology,  Inc.,  dated  December  18,  2000.


3.1(a)      Articles  of  Incorporation  of  Celebrity  Entertainment  Group,  Inc.,
            previously  filed  in connection with our registration on Form 10-SB files  on  January  10,  2000.

3.1(b)  Amendment  to  the  Articles of Incorporation of Celebrity Entertainment
            Group, Inc., previously filed in connection with our registration on Form 10-SB files on January 10, 2000.

3.1(c)  Certificate  of  Merger  previously  filed  in  connection  with  our registration  on  Form  10-SB  files  on  January  10,  2000.



3.1(d)      Articles of Merger of Sharp Florida Acquisition Corp., with and into
            Sharp Technology, Inc., filed with State of Florida and as previously filed in connection with our Form 8-K on January 2, 2001.

3.1(e)      Bylaws  of  Celebrity  Entertainment  Group,  Inc.

4.1(a)      Celebrity Entertainment Group, Inc., specimen of common stock certificate.

4.1(b)      Sharp Technology, Inc. common stock warrant for Gilbert Gertner.

10.1(a)     Consulting  Agreement  between  Celebrity Entertainment Group, Inc. and
            Marine  Way, Inc. dated December 18, 2000 and as previously filed in connection  with  our  Form  8-K  on  January  2,  2001.

10.1(b)     Agreement for Purchase and Sale of Furniture and Equipment between Sharp
            Technology,  Inc.  and  Commercial Capital Trading Corporation dated
            January  12,  1999.

10.1(c)     Promissory Note and Credit Line Agreement between Sharp Technology, Inc.
            and  George  Sharp  dated  January  15,  1999.

10.1(d)     Credit  Line  Agreement  between  Sharp Technology, Inc. and Commercial
            Capital  Trading  Corporation  dated  November  30,1999.


10.1(e)     Software Marketing Agreement between Sharp Technology, Inc. and Coherence
            Technology, Corp dated May 15, 1999.

10.1(f)     Software Development Agreement between Sharp Technology, Inc. and the
            Navi-GATES Corporation dated June 25, 1999.

10.1(g)i    Promissory Note between Sharp Technology, Inc. and Gilbert Gertner dated
            February 2, 2000
10.1(g)ii   Promissory  Note  between  Sharp Technology, Inc. and Gilbert Gertner dated  April  15,  2000

10.1(g)iii  Promissory  Note  between Sharp Technology, Inc. and Gilbert Gertner dated  June  28,  2000

10.1(g)iv   Promissory  Note  between  Sharp Technology, Inc. and Gilbert Gertner dated  November  16,  2000

10.1(g)v    Promissory  Note  between  Sharp  Technology, Inc. and Gilbert Gertner dated  December  12,  2000

10.1(h)     US West And Sharp Technology Development And Distribution Partnership
            Agreement  dated  November  3,  1999

10.1(i)     US  West and Sharp Technology  Web  Site  Linking,  Co-Branded  Site
            Development,  Marketing,  and Revenue Sharing for US West.net. dated
            December  16,  1998

10.1(j)     Personal guaranty of certain tax liabilities by George Sharp dated
            March 29,  2001


(b)  REPORTS  ON  FORM  8-K

     On January 2, 2001, we filed a report on Form 8-K in connection with Item 2, Acquisitions or Disposition of Assets, relating to our merger with Sharp which occurred on December 18, 2000.

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized, March 31, 2001.

Celebrity  Entertainment  Group,  Inc.

By: /s/ George Sharp
--------------------------------------------------------------
George Sharp, Director, Chief Executive Officer, and President


By:  /s/  Robert  Wesolek
--------------------------------------------------------------
Robert Wesolek, Chief Executive Officer and Treasurer


Pursuant to the requirement of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                                            Date
---------                                            ----


By: /s/ George Sharp                                 March 31, 2001
------------------------------------------------
George Sharp, Chairman of the Board of Directors


By: /s/ Gilbert Gertner                              March 31, 2001
------------------------------------------------
Gilbert Gertner, Director


By: /s/ Alan Pavsner                                 March 31, 2001
------------------------------------------------
Alan Pavsner, Director

               CELEBRITY ENTERTAINMENT GROUP, INC., AND SUBSIDIARY

                        Consolidated Financial Statements
                             As of December 31, 2000
                         Together With Auditors' Report



                          Index To Financial Statements



Report  of  Independent  Public  Accountants

Balance  Sheets

Statements  of  Operations

Statements  of  Stockholders'  Equity  (Deficit)

Statements  of  Cash  Flows

Notes  to  Financial  Statements

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To  the  Board  of  Directors  of
Celebrity  Entertainment  Group,  Inc.:

We have audited the accompanying consolidated balance sheets of Celebrity Entertainment Group, Inc. (a Wyoming corporation), and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000, and for the period from inception (October 13, 1998) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celebrity Entertainment Group, Inc., and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, and for the period from inception (October 13, 1998) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has accumulated a deficit of $6,546,367 during its initial years of operations, has had negative cash flows from operations of $1,535,877 and $1,039,296 for the periods ended December 31, 2000 and 1999, respectively, and has a working capital deficit of $1,599,731 as of December 31, 2000. From time to time, the Company has made payroll tax deposits with the Internal Revenue Service after the due date and is delinquent on such payments at December 31, 2000. This amount has increased in 2001, and the Company is subject to interest and penalties in connection therewith. The Company may experience negative cash flows as it pursues its business strategy, which would necessitate additional financing. The Company has not secured any commitments for any such additional financing requirements. These events raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/   Arthur  Andersen  LLP


Houston,  Texas
February  23,  2001

                         CELEBRITY ENTERTAINMENT GROUP, INC., AND SUBSIDIARY
                         ---------------------------------------------------


                       CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 2000 AND 1999
                       -------------------------------------------------------



                                                                              2000          1999
                                                                          ------------  ------------

                          ASSETS
                          ------

CURRENT ASSETS:
  Cash and cash equivalents                                               $    55,586   $    25,716
  Accounts receivable                                                         721,465       205,800
  Other                                                                             -        15,843
                                                                          ------------  ------------

       Total current assets                                                   777,051       247,359

PROPERTY AND EQUIPMENT, net                                                   117,849       101,668

SOFTWARE DEVELOPMENT COSTS AND OTHER, net                                     266,611       145,000
                                                                          ------------  ------------

       Total assets                                                       $ 1,161,511   $   494,027
                                                                          ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                        $   724,840   $   268,543
  Accrued liabilities                                                         254,167       105,263
  Due to related party                                                              -       388,434
  Software obligations payable                                                100,000       196,698
  Notes payable to related parties                                            100,000       132,150
  Notes payable                                                               833,750     1,060,000
  Current portion of deferred revenue                                         364,025             -
                                                                          ------------  ------------

        Total current liabilities                                           2,376,782     2,151,088

DEFERRED REVENUE, net of current portion                                      242,683             -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 100,000,000 shares authorized, 9,235,823 shares and 5,666,667 shares issued and outstanding,
    respectively                                                                9,236         1,000
  Additional paid-in capital                                                5,079,177             -
  Accumulated deficit                                                      (6,546,367)   (1,658,061)
                                                                          ------------  ------------

        Total stockholders' equity (deficit)                               (1,457,954)   (1,657,061)
                                                                          ------------  ------------

        Total liabilities and stockholders' equity (deficit)              $ 1,161,511   $   494,027
                                                                          ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                   CELEBRITY ENTERTAINMENT GROUP, INC., AND SUBSIDIARY
                   ---------------------------------------------------


                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------

                        FOR THE YEAR ENDED DECEMBER 31, 2000, AND
                        -----------------------------------------

                    FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 1998)
                    ------------------------------------------------

                                THROUGH DECEMBER 31, 1999
                                -------------------------


                                                                  2000          1999
                                                              ------------  ------------
REVENUES:
  Subscriptions                                               $ 1,414,200   $   262,294
  Licenses                                                        121,341       400,000
  Services and other                                              283,153         2,053
                                                              ------------  ------------

      Total revenues                                            1,818,694       664,347

OPERATING EXPENSES:
  Cost of sales and services                                      760,391       456,844
  Selling, general and administrative, including stock-based
    consideration of $2,465,673 in 2000                         5,387,211     1,542,852
                                                              ------------  ------------

      Total operating expenses                                  6,147,602     1,999,696
                                                              ------------  ------------

      Loss from operations                                     (4,328,908)   (1,335,349)

INTEREST EXPENSE, including stock-based consideration
  of $351,305 in 2000                                             477,750       277,928

OTHER EXPENSE                                                      81,648        44,784
                                                              ------------  ------------

      Net loss                                                $(4,888,306)  $(1,658,061)
                                                              ============  ============

BASIC AND DILUTED NET LOSS PER SHARE                          $     (0.79)  $     (0.32)
                                                              ============  ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER SHARE                                    6,195,340     5,186,030
                                                              ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                             CELEBRITY ENTERTAINMENT GROUP, INC., AND SUBSIDIARY
                             ---------------------------------------------------


                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          ---------------------------------------------------------

                                  FOR THE YEAR ENDED DECEMBER 31, 2000, AND
                                  -----------------------------------------

                               FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 1998)
                               ------------------------------------------------

                                          THROUGH DECEMBER 31, 1999
                                          -------------------------


                                                                                                    Total
                                                   Common Stock       Additional                 Stockholders'
                                                  ------------------    Paid-In     Accumulated     Equity
                                                    Shares    Value     Capital      Deficit      (Deficit)
                                                  ----------  ------  -----------  ------------  ------------
BALANCE, October 13, 1998                                  -  $    -  $        -   $         -   $         -
  Issuance of common stock for cash,
    February 1999                                  5,666,667   1,000           -             -         1,000
  Net loss                                                 -       -           -    (1,658,061)   (1,658,061)
                                                  ----------  ------  -----------  ------------  ------------

BALANCE, December 31, 1999                         5,666,667   1,000           -    (1,658,061)   (1,657,061)
  Capital contribution concurrent with
    change in par value                                    -   4,667      11,333             -        16,000
  Issuance of common stock for cash and
    conversion of notes payable, May 2000
    through November 2000                            254,000     254   1,142,746             -     1,143,000
  Issuance of common stock and warrants
    for services                                     350,247     351   2,175,024             -     2,175,375
  Issuance of common stock for purchase of
    assets, April 2000                                70,333      70     274,229             -       274,299
  Issuance of common stock for conversion
    of notes payable and exercise of related
    warrants, June 2000 through
    November 2000                                    146,333     146     438,854             -       439,000
  Exercise of warrants to purchase
    common stock                                      33,333      33         (33)            -             -
  Issuance of warrants with debt,
    January 2000 through December 2000                     -       -     351,305             -       351,305
  Shares issued in Sharp merger,
    December 2000                                  2,654,910   2,655      (2,655)            -             -
  Issuance of common stock for cash,
    December 2000                                     60,000      60     299,940             -       300,000
  Forgiveness of payables by
    related parties                                        -       -     388,434             -       388,434
  Net loss                                                 -       -           -    (4,888,306)   (4,888,306)
                                                  ----------  ------  -----------  ------------  ------------

BALANCE, December 31, 2000                         9,235,823  $9,236  $5,079,177   $(6,546,367)  $(1,457,954)
                                                  ==========  ======  ===========  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                  CELEBRITY ENTERTAINMENT GROUP, INC., AND SUBSIDIARY
                  ---------------------------------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------

                       FOR THE YEAR ENDED DECEMBER 31, 2000, AND
                       -----------------------------------------

                   FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 1998)
                   ------------------------------------------------

                               THROUGH DECEMBER 31, 2000
                               -------------------------


                                                                2000          1999
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(4,888,306)  $(1,658,061)
  Adjustments to reconcile net loss to net cash used
   in operating activities-
    Stock-based consideration                                 2,816,978             -
    Depreciation                                                 41,673        26,470
    Changes in operating assets and liabilities-
      Increase in accounts receivable                          (515,665)     (205,800)
      Decrease (increase) in other current assets                15,843       (15,843)
      Increase in other assets                                 (121,611)     (145,000)
      Increase in accounts payable and accrued liabilities      605,201       762,240
      (Decrease) increase in software obligations payable       (96,698)      196,698
      Increase in deferred revenue                              606,708             -
                                                            ------------  ------------

           Net cash used in operating activities             (1,535,877)   (1,039,296)
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (57,855)     (128,138)
                                                            ------------  ------------

           Net cash used in investing activities                (57,855)     (128,138)
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        955,500         1,000
  Proceeds from borrowings                                    3,013,252     1,974,117
  Repayment of borrowings                                    (2,345,150)     (781,967)
                                                            ------------  ------------

           Net cash provided by financing activities          1,623,602     1,193,150
                                                            ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        29,870        25,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 25,716             -
                                                            ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    55,586   $    25,716
                                                            ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $    94,387   $    20,027

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Purchase of assets with common stock                        274,299             -
    Payables converted to common stock and paid-in capital    1,314,934             -

    The accompanying notes are an integral part of these consolidated financial statements.

               CELEBRITY ENTERTAINMENT GROUP, INC., AND SUBSIDIARY
               ---------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                DECEMBER 31, 2000
                                -----------------


1.     ORGANIZATION  AND  OPERATIONS:
       ------------------------------

Celebrity Entertainment Group, Inc. (Celebrity), a Wyoming corporation, together with its wholly owned subsidiary, Sharp Technology, Inc. (Sharp), a Delaware corporation (collectively, the Company), develop and market Internet-related software products and provide innovative marketing solutions to strategic partners.

On December 18, 2000, all of the outstanding stock of Sharp was acquired by Sharp Florida Acquisition Corp. (Florida), a wholly owned subsidiary of Celebrity in a transaction whereby the Sharp's stockholders received one share of Celebrity common stock for every three shares of Sharp common stock. In addition, outstanding options and warrants to purchase common stock of Sharp were exchanged for options and warrants to purchase Celebrity common stock based on the exchange ratio discussed above.

The acquisition was accounted for as a recapitalization of Sharp for financial reporting and accounting purposes; therefore, Sharp is considered the predecessor company. As such, the capital accounts in the accompanying balance sheets, including all share information presented in the notes to the financial statements, have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above. Celebrity did not have significant operations prior to the acquisition; therefore, pro forma presentation of combined results of operations for the periods presented is not considered meaningful and has been omitted.

Sharp has financed its operations from inception primarily through private financing transactions and payments related to its agreement with Qwest Communication Services, Inc. (Qwest) (see Note 4). Sharp's future success is dependent upon many factors including, but not limited to, its ability to continue to develop and market products and services, reliance on collaborative partnerships with strategic partners, satisfaction of delinquent payroll taxes and any associated interest and penalties, and the obtaining of the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of Sharp's future success.

The Company had an accumulated deficit of $6,546,367 through December 31, 2000, has had negative cash flows from operations of $1,535,877 and $1,039,296 for the periods ended December 31, 2000 and 1999, respectively, and had a working capital deficit of $1,899,731 at December 31, 2000. Operating losses and negative cash flow have continued during 2001, and delinquent payroll taxes have increased (see Note 9). Management is currently pursuing a business strategy which includes increasing the Company's sales and marketing efforts while monitoring operating expenses. While pursuing this business strategy, the Company is expected to experience cash flow deficits, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have favorable terms. These events raise substantial doubt as to the Company's ability to continue as a going concern.

2.     SUMMARY  OF  SIGNIFICANT
       ACCOUNTING  POLICIES:
       ---------------------

Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration  of  Credit  Risk
and  Significant  Customer
--------------------------

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The principal financial instrument subject to credit risk is accounts receivable. At December 31, 2000 and 1999, the Company relied on one significant customer for substantially all of its revenues; however, management believes that the likelihood of incurring a material loss due to the concentration of credit risk is remote.

Property  and  Equipment
------------------------

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which ranges from one to five years. Significant expenditures that extend the useful lives of existing assets are capitalized; whereas, maintenance and repair costs are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in income.

Software  Development  Costs
----------------------------

The costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The capitalized software costs are amortized generally over 12 to 24 months. At December 31, 2000 and 1999, accumulated amortization was $1,270,073 and $612,803, respectively. These expenses were reported within cost of sales and services in the accompanying statements of operations.

Revenue  Recognition
--------------------

The Company generates revenues from licensing software and providing postcontract customer support (PCS) and other professional services. The Company uses written contracts to document the elements and obligations of arrangements with its customers. At times, arrangements that include the licensing of software also include PCS, such as the right to technical support. When several elements are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon vendor-specific objective evidence of fair value, if available. The Company has not established sufficient vendor-specific objective evidence of fair value for PCS since this element is not sold separately from software licenses. Accordingly, software licenses that include PCS are recognized ratably each month over the term of technical support.

Amounts received from Qwest for distribution to its new customers (see Note 4) are nonrefundable and are classified as subscriptions. Subscriptions revenue is recognized ratably each month over the course of the respective customer's contract term. The Company also licenses software under noncancelable license agreements. License fee revenues are recognized when a noncancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, collectibility is reasonably assured and no significant postdelivery performance obligations exist.

The  Company  has  adopted  Securities  and  Exchange  Commission  (SEC)  Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

Realization  of  Long-Lived  Assets
-----------------------------------

The impairment of tangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. As of December 31, 2000 and 1999, there has been no adjustment to the carrying value of the Company's long-lived assets.

Accounting  for  Stock-Based  Compensation
------------------------------------------

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company can adopt either of two methods for accounting for stock options granted to employees. The Company has elected to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures required by SFAS No. 123 (see Note 8).

Comprehensive  Loss
-------------------

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive loss and its components in an entity's financial statements, and is effective for fiscal years beginning after December 15, 1997. Comprehensive loss is the total of net loss and all other non-owner changes in equity. The only component of comprehensive loss was net loss.


Loss  Per  Share
----------------

SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, calculated using the treasury stock method. In applicable periods, all common stock equivalents were antidilutive and, accordingly, were not included in the computation for the Company. See Note 8 for outstanding options.

3.     DETAIL  OF  BALANCE  SHEET  ACCOUNTS:
       -------------------------------------

Property  and  equipment  consist  of  the  following:

                                Useful Lives      DECEMBER 31
                                             --------------------
                                   in Years    2000       1999
                                   --------  ---------  ---------
Computer equipment                        3  $ 78,264   $ 33,718
Furniture and fixtures                    5   106,008     92,700
Leasehold improvements                    1     1,720      1,720
                                             ---------  ---------
                                              185,992    128,138
Less- Accumulated depreciation                (68,143)   (26,470)
                                             ---------  ---------

      Property and equipment, net            $117,849   $101,668
                                             =========  =========

Accrued  liabilities  consist  of  the  following:

                              December  31
                           ------------------
                             2000      1999
                           --------  --------
Payroll and related taxes  $178,198  $ 50,561
Interest                     71,851    22,202
Other                         4,118    32,500
                           --------  --------

      Total                $254,167  $105,263
                           ========  ========


4.     TECHNOLOGY  AND  INTERNET
       APPLICATION  AGREEMENTS:
       ------------------------

In December 1998, the Company entered into a co-branded site development and revenue sharing agreement (the Agreement) with Qwest. Under specified provisions of the Agreement, in September 1999, the Company delivered a collection of three Internet software applications (the Collection) to current Qwest Internet access customers. Consideration paid by Qwest for the distribution of the Collection to its current Internet access customers, in the amount of $400,000, was recognized as license revenue in 1999. In September 1999, the Company licensed Qwest the rights to distribute the Collection to customers who purchase Qwest's Internet access during the period from August 1, 1999, through December 31, 2000. Total consideration for distribution of the Collection to customers who purchase Qwest's Internet access during the period from August 1, 1999, through December 31, 2000, is $1,440,000. For the periods ended December 31, 2000 and 1999, the Company recognized $1,234,000 and $206,000, respectively, of subscription revenue in conjunction with this distribution agreement.

On March 30, 1999, the Company entered into a purchase agreement (the Purchase Agreement) with Netsnitch, LLC (Netsnitch). Pursuant to the provisions of the Purchase Agreement, Netsnitch transferred ownership of specified proprietary
Internet technology (the Proprietary Technology) to the Company. In consideration for the acquisition of the Proprietary Technology, the Company agreed to pay Netsnitch (a) royalties based on usage of the Proprietary Technology, (b) $256,800 as a lump-sum royalty in association with the Company's Agreement with Qwest, (c) issue Netsnitch 133,333 shares of the Company's common stock and (d) issue Netsnitch a warrant to purchase 266,667 shares of common stock at an exercise price of $5.10 per share. For the periods ending December 31, 2000 and 1999, the Company recognized $171,000 and $91,000, respectively, in expense related to this agreement. The warrant issued to Netsnitch was not assigned a dollar value, as management determined the value of the warrant was de minimis at the date of issuance (see Note 8).

On August 31, 1999, the Company entered into an original equipment manufacturers
(OEM)/reseller  agreement (the OEM/Reseller Agreement) with CBT Systems, Limited
(CBT). Under the provisions of the OEM/Reseller Agreement, CBT granted the Company nonexclusive right and license to market and otherwise distribute, pursuant to the Agreement between the Company and Qwest, certain of CBT's Internet interactive training software. In consideration for the OEM/Reseller Agreement, the Company agreed to pay CBT a total of $200,000. The costs of these rights are being expensed over the term of the agreement. For the periods ended December 31, 2000 and 1999, the Company expensed $130,000 and $70,000, respectively, related to this license agreement.

In November 1999, the Company and Qwest entered into a development and distribution partnership agreement (the Development Agreement). Pursuant to the provisions of the Development Agreement, the Company is required to complete the development of a certain Internet software application which will be offered and marketed to Qwest Internet access customers. Qwest agreed to pay the Company up to $125,000 for development costs and 50 percent of all royalties due (see Note
5). The $125,000 consideration was paid by Qwest and was recognized as services and other revenue in 2000, while the associated costs were expensed as cost of sales and services.

On February 8, 2000, the Company entered into a software development agreement with the Neoworx Corporation (Neoworx). Pursuant to this agreement, Neoworx developed, created and delivered certain programming code and materials and provided software implementation services pursuant to the Company's Agreement with Qwest. In consideration for this agreement, the Company paid Neoworx $135,000 and issued a warrant to purchase 60,000 shares of common stock at an exercise price $5.10 per share. Upon issuance, 60,000 warrants were valued at $24,660 based on fair market value as determined by management and use of the Black-Scholes pricing model. As of December 31, 2000, the Company had recorded deferred costs associated with this software development agreement of $102,500. On January 15, 2001, the Company and Neoworx agreed to terminate future development under the agreement, whereby the Company agreed to pay Neoworx
$62,500  in  accordance  with  certain  settlement  terms.

In August 2000, the Company licensed Qwest the rights to distribute an Internet security software application (HackTracer) for a period of two years. The Company is required to provide telephone support for the term of the agreement. Total consideration for distributions of HackTracer during the term of the agreement is $728,049, plus 50 percent of all gross profits from the sale of HackTracer to Qwest's customers, with a guaranteed minimum per copy distributed. The Company agreed to pay Qwest 10 percent of all gross profits from all sales of HackTracer by any third party. The $728,049 is being recognized ratably over the two-year term of the agreement. For the year ended December 31, 2000, the Company recognized $121,342 in conjunction with this distribution agreement.

5.     RELATED-PARTY  TRANSACTIONS:
       ----------------------------

On January 1, 1999, the Company entered into a deferred salary arrangement with its CEO, in which the CEO agreed to defer his annual salary of $150,000 from January 1, 1999, through December 31, 1999. The accrued salary is due and payable in full upon the CEO's request on or after January 1, 2000. A liability for the salary due to the CEO has been included in amounts due to related party at December 31, 1999. On October 30, 2000, the CEO forfeited and forgave, without consideration, all rights to the deferred salary at which time $150,000 was credited to additional paid-in capital.

On January 12, 1999, the Company entered into a purchase agreement with Commercial Capital Trading Corporation (CCTC), a company owned by the Company's CEO, for certain furniture and equipment. The total purchase price for the furniture and equipment was $107,250 and was financed through a note agreement between CCTC and the Company. The note was due on or before December 31, 1999, and bore interest at a rate of 10 percent per annum. In October 1999, the Company paid the principal on the note in full. Related interest of $8,903 is included in amounts due to related party at December 31, 1999. During January 1999, the Company and CCTC also entered into three separate assumption agreements, whereby the Company assumed the leases on certain office space and equipment originally leased by CCTC. On October 30, 2000, CCTC forfeited rights to the accrued interest on the Note, at which time the amount was credited to additional paid-in capital.

On January 15, 1999, the Company entered into a revolving credit line agreement (the Revolving Credit Line) with its CEO in the amount of $750,000. The Revolving Credit Line bears interest at 10 percent per annum and is payable on demand. In addition to the interest payable on the Revolving Credit Line, the Company agreed to pay the CEO $200,000 and issue a total of 400,000 options at exercise prices ranging from $9 to $30 per share. At December 31, 1999, there was $200,000 due to the CEO related to this agreement. The options issued to the Company's CEO have not been assigned a dollar value, as management believes the value of the options was de minimis at the date of issuance (see Note 8). On October 30, 2000, the CEO forfeited his right to the $200,000 payable and accrued interest on the Revolving Credit Line, at which time the amounts were credited to additional paid-in capital. On December 15, 2000, the CEO forfeited his rights to the 400,000 options issued in connection with the merger.

On May 15, 1999, the Company entered into a software marketing agreement with Coherence Technology, Inc. (Coherence), in which one of the Company's stockholders and officers holds a 43.75 percent interest. The software marketing agreement provides that Coherence grant the Company the nonexclusive right and license to market and otherwise distribute, in association with the Agreement between the Company and Qwest, copies of a desktop software program developed by Coherence. The term of this agreement is through December 31, 2000. As consideration, the Company agreed to pay $150,000 and granted Coherence options to purchase 16,667 shares of common stock at an exercise price of $0.75 per share. For the period December 31, 1999, the Company had expensed the $150,000 due under this agreement. The options issued to Coherence have not been assigned a dollar value, as management believes the value of the options was de minimis at the date of issuance (see Note 8). On December 15, 2000, Coherence forfeited its right to the 16,667 options granted in connection with this agreement.

On June 25, 1999, the Company entered into a software development agreement with the Navi-GATES Corporation (Navi-GATES), which is wholly owned by one of the Company's stockholders and officers. Pursuant to this agreement, Navi-GATES developed, created and delivered certain programming codes and materials and provided software implementation services. In consideration for this agreement, the Company agreed to pay Navi-GATES $200,000 and a royalty equivalent to one dollar per copy of developed software sold or transferred for use to a customer. As of December 31, 2000 and 1999, the Company had recorded net costs associated with this software development agreement of $68,411 and $100,000, respectively.

On November 30, 1999, the Company entered into an unsecured credit line agreement (the Credit Line) with CCTC, whereby CCTC agreed to advance funds to the Company for use as operating capital. The note bears interest at 10 percent per annum and is payable on demand. At December 31, 2000 and 1999, the outstanding balance on the Credit Line was $- and $132,150, respectively.

On February 2, April 15 and June 28, 2000, the Company entered into note payable agreements with a stockholder in the amounts of $100,000, $100,000 and $37,500, respectively. The notes bear interest at 10 percent per annum and are payable on demand. On September 29, 2000, all three notes were converted to equity for the purchase of 52,778 shares. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. The notes bear interest at 10 percent per annum and are payable on demand. As of December 31, 2000, the entire balance of these notes was outstanding.

On January 1, 2001, the Company entered into a consulting agreement with Marine Way Inc., a corporation wholly-owned by a member of Celebrity's Board of Directors. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company has agreed to pay Marine Way, Inc., a fee of $10,000 a month during the 24-month term of the agreement.

6.     NOTES  PAYABLE:
       ---------------

The Company has a stockholder note payable agreement (the Stockholder Note) in the amount of $100,000. The Stockholder Note bears interest at 18 percent per annum and is guaranteed by the Company and its CEO. In addition to the interest due on the Stockholder Note, the Company agreed to issue a warrant to purchase 66,667 shares of common stock to the stockholder at an exercise price of $5.10 per share. The Stockholder Note was amended on November 5, 1999, to extend the due date to February 22, 2000. As of December 31, 1999, the entire balance of the Stockholder Note was outstanding. The warrant issued to the stockholder was not assigned a dollar value, as management determined the warrant's value to be de minimis at the date of issuance (see Note 8). The Stockholder Note was paid in 2000. On September 19, 2000, Sharp entered into a second note payable with this stockholder in the amount of $200,000. This note, as amended, bears interest at 10 percent, is payable on demand and is guaranteed by the Company and its CEO. As of December 31, 2000, the entire balance of this note was outstanding.

On October 14, 1999, the Company entered into a note payable agreement (the Note Payable) with a financial institution in the amount of $960,000. The Note Payable bore interest at 9.5 percent per annum and was payable on demand but no later than February 1, 2000. The Note Payable was secured by a certificate of deposit with the financial institution held by the Company's CEO, an insurance policy in the name of the Company's CEO and all of the Company's accounts receivable arising from the Agreement with Qwest. The Note Payable was paid in full upon maturity. On December 26, 2000, the Company entered into a note payable agreement, as amended, with the same financial institution in the amount of $300,000. This note payable bears interest at 7.5 percent per annum and is payable on demand but no later than March 26, 2001. The note payable is secured by a certificate of deposit with the financial institution held by the Company's CEO.

On February 2, 2000, the Company entered into a note payable agreement in the amount of $100,000. The note bears interest at 10 percent per annum and is payable on demand. On September 29, 2000, the note was converted to equity for the purchase of 22,222 shares.

On September 25, 2000, the Company entered into a note payable agreement with another financial institution in the amount of $450,000. This note bears interest at prime plus .5 percent (10.0 percent at December 31, 2000) and matures on February 20, 2001. The note payable is secured by a certificate of deposit with the financial institution held by the Company's CEO and all accounts and other property of the Company. The Company paid $150,000 of the principal balance of this note in 2000 such that at December 31, 2000, the outstanding balance on the note was $300,000.

On April 15 and August 16, 2000, the Company entered into note payable agreements with two individuals in the amount of $100,000 and $50,000, respectively. These notes bear interest at 10 percent per annum and are payable one year from the date of issuance. On September 29, 2000, the notes were converted to equity for the purchase of 33,333 shares.

From January 2000 to September 2000, the Company entered into various note payable agreements with third parties aggregating $497,750. These notes bear interest at 10 percent per annum and are payable one year from the date of issuance. In connection with certain of these notes, the Company issued warrants to purchase 151,333 shares and 117,333 shares of common stock at exercise prices of $3 per share and $6 per share, respectively. Upon issuance, the 268,666 warrants were valued at $351,305 based on fair market value as determined by management and use of the Black-Scholes pricing model. From June 2000 to November 2000, holders of note payable balances aggregating $439,000 exercised warrants to purchase 146,333 shares of common stock at $3 per share. These notes payable were forgiven by the holders in exchange for the warrant proceeds. At December 31, 2000, the outstanding balance on the notes was $33,750.

7.     INCOME  TAXES:
       --------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation should be provided.

The  components  of  the  Company's  deferred  tax  assets  are  as  follows:

                                           December 31
                                     ------------------------
                                         2000         1999
                                     ------------  ----------
Net operating loss carryforwards     $ 1,744,533   $ 368,389
Technology license                        33,490      50,490
Accrued expenses not yet deductible        8,840     136,071
Contributions carryforward                 2,040       1,870
Property and equipment                      (794)     (1,912)
                                     ------------  ----------

  Total deferred tax assets            1,788,109     554,908

Less- Valuation allowance             (1,788,109)   (554,908)
                                     ------------  ----------

  Net deferred tax assets            $         -   $       -
                                     ============  ==========

As of December 31, 2000, the Company has generated net operating loss (NOL) carryforwards of approximately $5.1 million available to reduce future income taxes. These carryforwards begin to expire in 2020. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. The Company's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred a loss since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 2000 and 1999.

8.     COMMON  STOCK:
       --------------

Capital  Contribution
---------------------

In February 2000, the Company amended its articles of incorporation to change the par value of its common stock from no par to $.001 per share. Concurrently, the Company's CEO forgave $16,000 in amounts due him to increase his capital contribution. No additional shares were issued upon this conversion.

Stock  Options  and  Warrants
-----------------------------

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes fair value as the measurement for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.

A summary of the Company's stock options and warrants as of December 31, 1999 and 2000, is as follows:

                                                            Price
                                   Options    Warrants    Per Share
                                  ---------  ----------  ------------
Outstanding at October 13, 1998          -           -   $          -
Granted                            435,000     333,333   $0.75-$30.00
                                  ---------  ----------

Outstanding at December 31, 1999   435,000     333,333   $0.75-$30.00
Granted                             49,000   1,340,556   $ 3.00-$6.00
Exercised                                -    (206,556)  $       3.00
Forfeited/canceled                (416,667)   (333,333)  $0.75-$30.00
                                  ---------  ----------

Outstanding at December 31, 2000    67,333   1,134,000   $ 4.50-$6.00
                                  =========  ==========

Exercisable at December 31, 2000    67,333   1,134,000   $ 4.50-$6.00
                                  =========  ==========

The following table summarizes information about stock options outstanding at December 31, 2000:

                        Options Outstanding             Options Exercisable
             ----------------------------------------  ----------------------
                              Weighted
             Outstanding       Average      Weighted   Exercisable   Weighted
Range of        as of         Remaining      Average      as of       Average
Exercise     December 31,    Contractual    Exercise   December 31,  Exercise
Prices           2000      Life (In Years)    Price        2000        Price
-----------  ------------  ---------------  ---------  ------------  ---------
5.10-$6.00        67,333              7.7  $    5.24        67,333  $    5.24

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended December 31, 2000 and 1999: risk-free interest rate of 5.0 percent; dividend rates of zero; expected lives of 7.7 years; and expected volatility of 35 percent. The 67,333 options and 1,134,000 warrants outstanding as of December 31, 2000, have a remaining contractual life of between .1 and 6.2 years.

The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Had compensation cost for the stock options and warrants granted to employees been determined under SFAS No. 123, net loss and basic and diluted net loss per share for the periods ended December 31, 2000 and 1999, would have changed as indicated in the following pro forma amounts:

                                           2000          1999
                                       ------------  ------------
Net loss-
As reported                            $(4,888,306)  $(1,658,061)
Pro forma                               (4,970,284)   (1,658,061)
Basic and diluted net loss per share-
As reported                            $     (0.79)  $     (0.32)
Pro forma                                    (0.80)        (0.32)

The Company recorded approximately $1,261,245 in compensation and interest expense relating to warrants issued to nonemployee consultants during the year ended December 31, 2000, at the fair value of the warrants granted. The fair values were estimated by management using the Black-Scholes pricing model. The warrants issued during the period ended December 31, 1999, have not been assigned a dollar value as management believes the value of the warrants at the date of issuance was de minimus.

9.     COMMITMENTS  AND  CONTINGENCIES:
       --------------------------------

Services  Agreement
-------------------

In August 1999, the Company entered into a one-year software support outsourcing services agreement (the Outsourcing Agreement) with Stream Services Corporation (Stream). The Outsourcing Agreement automatically renews for successive additional one-year terms unless either party provides written notice 30 days prior to the date of termination. Under the provisions of the Outsourcing Agreement, Stream agreed to provide technical support and general product information for specified software products. Fees associated with the Outsourcing Agreement are based on a per-minute pricing schedule, with a monthly fee for services equivalent to the greater of (a) a specified rate times the actual number of minutes incurred, (b) a specified rate times 90 percent of the expected number of minutes as forecasted by the Company or (c) $5,500. For the periods ended December 31, 2000 and 1999, the Company had incurred $59,950 and $30,890, respectively, in fees associated with this agreement.

Operating  Leases
-----------------

The Company leases office space and certain equipment under operating leases with various parties. Rental expense for the periods ended December 31, 2000 and 1999, was $132,734 and $117,537, respectively. At December 31, 2000, future minimum lease payments under noncancelable operating leases are $36,239 in 2001.

Contingencies
-------------

At December 31, 2000, the Company was delinquent on approximately $193,000 in payroll tax deposits, which has increased by approximately $90,000 through February 2001. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through December 31, 2000. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations. In March 2001, the Company obtained a guarantee from its CEO for the payment of all delinquent payroll taxes and any related penalties and interest.

The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

INDEX  OF  EXHIBITS

2.1         Agreement  and  Plan  of  Merger  and  Reorganization  between  Celebrity
            Entertainment Group, Inc., Sharp Florida Acquisition Corp. and Sharp
            Technology,  Inc.,  dated  December  18,  2000.

3.1(a)      Articles  of  Incorporation  of  Celebrity  Entertainment  Group,  Inc.,
            previously  filed  in connection with our registration on Form 10-SB files  on  January  10,  2000.

3.1(b)      Amendment  to  the  Articles of Incorporation of Celebrity Entertainment
            Group, Inc., previously filed in connection with our registration on
            Form  10-SB  files  on  January  10,  2000.

3.1(c) Certificate of Merger previously filed in connection with our registration on Form 10-SB files on January 10, 2000.

3.1(d)      Articles  of  Merger  of  Sharp Florida Acquisition Corp., with and into
            Sharp  Technology,  Inc.,  filed  with  State  of  Florida  and  as previously filed in connection with our Form 8-K on January 2, 2001.

3.1(e)      Bylaws  of  Celebrity  Entertainment  Group,  Inc.

4.1(a) Celebrity Entertainment Group, Inc., specimen of common stock certificate.

4.1(b)      Sharp  Technology,  Inc.  common  stock  warrant  for  Gilbert  Gertner.

10.1(a)     Consulting  Agreement  between  Celebrity Entertainment Group, Inc. and
            Marine  Way, Inc. dated December 18, 2000 and as previously filed in connection  with  our  Form  8-K  on  January  2,  2001.

10.1(b)     Agreement for Purchase and Sale of Furniture and Equipment between Sharp
            Technology,  Inc.  and  Commercial Capital Trading Corporation dated
            January  12,  1999.

10.1(c)     Promissory Note and Credit Line Agreement between Sharp Technology, Inc.
            and  George  Sharp  dated  January  15,  1999.

10.1(d)     Credit  Line  Agreement  between  Sharp Technology, Inc. and Commercial
            Capital  Trading  Corporation  dated  November  30,1999.

10.1(e)     Software  Marketing  Agreement  between  Sharp  Technology,  Inc.  and
            Coherence  Technology,  Corp  dated  May  15,  1999.

10.1(f)     Software  Development  Agreement between Sharp Technology, Inc. and the
            Navi-GATES  Corporation  dated  June  25,  1999.

10.1(g)i    Promissory  Note  between  Sharp  Technology, Inc. and Gilbert Gertner dated  February  2,  2000

10.1(g)ii   Promissory  Note  between  Sharp Technology, Inc. and Gilbert Gertner dated  April  15,  2000

10.1(g)iii  Promissory  Note  between Sharp Technology, Inc. and Gilbert Gertner dated  June  28,  2000

10.1(g)iv   Promissory  Note  between  Sharp Technology, Inc. and Gilbert Gertner dated  November  16,  2000

10.1(g)v    Promissory  Note  between  Sharp  Technology, Inc. and Gilbert Gertner dated  December  12,  2000

10.1(h)     US  West  And Sharp Technology Development And Distribution Partnership
            Agreement  dated  November  3,  1999

10.1(i)     US  West  and  Sharp  Technology  Web  Site  Linking,  Co-Branded  Site
            Development,  Marketing,  and Revenue Sharing for US West.net. dated
            December  16,  1998

10.1(j)     Personal guaranty of certain tax liabilities by George Sharp dated
            March 29, 2001