Form 10QSB
period 2001-03-31
SHARP HOLDING CORP
filed 2001-05-15
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                       65-0970516
--------------------------------                      ----------------------
(State or Other Jurisdiction of                          (IRS  Employer
  Incorporation or Organization)                        Identification No.)

                 5120 WOODWAY,  SUITE 9029, HOUSTON, TEXAS 77056
  ----------------------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
      --------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)

                       CELEBRITY ENTERTAINMENT GROUP, INC.
      --------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to  filing  such  filing  requirements for the past 90 days.   Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2001, there were 9,235,823 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


     PART  I

     Item  1.    Financial  Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART  II

     Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.    Other  Information

     Item  6.    Exhibits  and  Reports  on  Form  8-K

                                     PART I

ITEM  1.   FINANACIAL  STATEMENTS

     Consolidated  Balance  Sheets  as  of
     March  31,  2001  (unaudited)  and  December  31,  2000

     Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)

     Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)

     Notes  to  Consolidated  Financial  Statements

                             SHARP HOLDING CORPORATION, AND SUBSIDIARY
                             -----------------------------------------

                 CONSOLIDATED BALANCE SHEETS--MARCH 31, 2001 AND DECEMBER 31, 2000
                 -----------------------------------------------------------------


                                                                            2001          2000
                                                                            ----          ----
                                                                        (unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                             $    84,589   $    55,586
  Accounts receivable                                                       100,000       721,465
                                                                        ------------  ------------

                  Total current assets                                      184,589       777,051

PROPERTY AND EQUIPMENT, net                                                 106,027       117,849

SOFTWARE DEVELOPMENT COSTS AND OTHER, net                                   154,340       266,611
                                                                        ------------  ------------

                  Total assets                                          $   444,956   $ 1,161,511
                                                                        ============  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                      $   974,193   $   724,840
  Accrued liabilities                                                       375,320       254,167
  Software obligations payable                                               75,000       100,000
  Notes payable to related parties                                          255,000       100,000
  Notes payable                                                             560,000       833,750
  Current portion of deferred revenue                                       544,025       364,025
                                                                        ------------  ------------

                  Total current liabilities                               2,783,538     2,376,782

DEFERRED REVENUE, net of current portion                                    226,678       242,683

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 100,000,000 shares authorized,
  9,235,823 shares issued and outstanding                                     9,236         9,236
  Additional paid-in capital                                              5,138,033     5,079,177
  Accumulated deficit                                                    (7,712,529)   (6,546,367)
                                                                        ------------  ------------

                  Total stockholders' equity (deficit)                   (2,565,260)   (1,457,954)
                                                                        ------------  ------------

                  Total liabilities and stockholders' equity (deficit)  $   444,956   $ 1,161,511
                                                                        ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                  ---------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                  FOR THE THREE MONTHS ENDED MARCH 31, 2001, AND 2000.
                  ----------------------------------------------------
                                    (unaudited)

                                                                  2001          2000
                                                              ------------  ------------
REVENUES:
  Subscriptions                                               $    45,000   $   353,550
  Licenses                                                         91,005             -
  Services and other                                               33,474       125,000
                                                              ------------  ------------

                  Total revenues                                  169,479       478,550

OPERATING EXPENSES:
  Cost of sales and services                                      203,231       230,853
  Selling, general and administrative, including stock-based
    consideration of $58,856 and $2,104,062, respectively       1,081,980     2,673,336
                                                              ------------  ------------

                  Total operating expenses                      1,285,211     2,904,189
                                                              ------------  ------------

                  Loss from operations                         (1,115,732)   (2,425,639)

INTEREST EXPENSE                                                   28,972        36,168

OTHER EXPENSE                                                      21,458        20,359
                                                              ------------  ------------

                  Net loss                                    $(1,166,162)  $(2,482,166)
                                                              ============  ============

BASIC AND DILUTED NET LOSS PER SHARE                          $     (0.13)  $     (0.43)
                                                              ============  ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER SHARE                                    9,235,823     5,837,692
                                                              ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                              SHARP HOLDING CORPORATION, AND SUBSIDIARY
                              -----------------------------------------

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------

                          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                          --------------------------------------------------
                                             (unaudited)

                                                                               2001          2000
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(1,166,162)  $(2,482,166)
  Adjustments to reconcile net loss to net cash used in operating activities-
      Stock-based consideration                                                 58,856     2,104,062
      Depreciation                                                              11,822         8,686
      Changes in operating assets and liabilities-
        Decrease in accounts receivable                                        621,465       186,450
        Decrease (increase) in other current assets                                  -        (6,593)
        Decrease (increase) in other assets                                    112,271       (22,273)
        Increase in accounts payable and accrued liabilities                   370,506       120,582
        (Decrease) in software obligations payable                             (25,000)      (62,047)
        Increase in deferred revenue                                           163,995             -
                                                                           ------------  ------------

                       Net cash provided / (used) in operating activities      147,753      (153,299)
                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                  0       (18,400)
                                                                           ------------  ------------

                       Net cash provided / (used) in operating activities            0       (18,400)
                                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                       405,000     1,519,082
Repayment of borrowings                                                       (523,750)   (1,150,097)
                                                                           ------------  ------------

                       Net cash provided / (used) in operating activities     (118,750)      368,985
                                                                           ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       29,003       197,286

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                55,586        25,716
                                                                           ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    84,589   $   223,002
                                                                           ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                   $    20,816   $    51,401

    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                    ----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2001
                                 --------------


1.   BASIS  OF  PRESENTATION:
     ------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   ORGANIZATION  AND  OPERATIONS:
     ------------------------------

Sharp Holding Corporation, a Delaware corporation, formerly Celebrity Entertainment Group, Inc. ("Celebrity") together with its wholly-owned subsidiary, Sharp Technology, Inc., a Delaware corporation (the "Company" or "we") specializes in developing Internet security, e-commerce, and content management software products. Those products include; security software designed to prevent "hackers' from gaining access to personal computers while they are connected to the Internet, e-commerce software designed to provide a direct connection between personal computer desktops and Internet sites for "brand name" retailers, and software filters to provide customizable protection against objectionable Internet content. Our product distribution and business strategy focuses on establishing collaborative relationships with large corporations ("Redistribution Partners") that have large, existing customer bases. We provide these businesses with products and services to help them retain customers and strengthen their Internet brand presence. Our goal is to generate recurring revenues from an expanding user base in a manner that maximizes the Company's customer relationships and provides value to our shareholders.

Through March 31, 2001, we had an accumulated deficit of $7.7 million. Of that amount, $2.9 million resulted from stock-based compensation and consideration granted through that date related to the fair market value of stock and stock warrants granted in connection with certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have a working capital deficit of $2.6 million at March 31, 2001, and operating losses have continued through the date of this report. As a result of shortfalls in anticipated funding, we have made certain payroll tax deposits with the Internal Revenue Service after the due date and are delinquent on such payments at March 31, 2001 (See Note 6). We are also subject to interest and penalties in connection with our delinquent tax payments. On March 29, 2001, we secured a guarantee from our chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. We are currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and decreasing operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. We are confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to the Company. These events raise substantial doubt as to our ability to continue as a going concern. The report of our independent public accountants which accompanied our consolidated financial statements for the year ended December 31, 2000 was qualified with respect to that risk.


3.   TECHNOLOGY  AND  INTERNET
     APPLICATION  AGREEMENTS:
     ------------------------

Beginning January 1, 2001, the Company licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. The Company is required to provide telephone support for the term of the agreement. The $300,000 is being recognized ratably over the 20 month term of the agreement.


4.   RELATED-PARTY  TRANSACTIONS:
     ----------------------------

On March 1, 2001, the Company entered into note payable agreements with a stockholder in the amount of $100,000. The note bears interest at 10 percent per annum and is payable on demand. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. These notes also bear interest at 10 percent per annum and are payable on demand. As of March 31, 2001, the entire balance of all three notes was outstanding.

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

During March 2001, we borrowed a total of $55,000 under the terms of an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer, George Sharp. The credit line bears interest at 10% per annum and is payable, in full, on demand.


5.   STOCKHOLDERS'S EQUITY (DEFICIT)
     --------------------------------

On April 19, 2001, pursuant to an affirmative vote of its shareholders, Celebrity Entertainment Group Inc., entered into an Agreement and Plan of Merger with and into its wholly-owned Delaware subsidiary, Sharp Holding Corporation. At the close of the transaction, our new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, 9,235,823 of which are issued and outstanding; and 20,000,000 shares of preferred stock authorized, $.001 par value, none of which are issued or outstanding.


6.   COMMITMENTS  AND  CONTINGENCIES:
     --------------------------------

At March 31, 2001, the Company was delinquent on approximately $305,000 in payroll tax. The Company is also subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The
Company has accrued estimated interest and penalties through March 31, 2001. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations. In March 2001, the Company obtained a guarantee from its CEO for the payment of all delinquent payroll taxes and any related penalties and interest. No amounts have been funded or paid under this guarantee as of May 11, 2001.

The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

FORWARD  LOOKING  STATEMENTS  AND  INFORMATION

Sharp Holding Corporation, a Delaware corporation, formerly Celebrity Entertainment Group, Inc. ("Celebrity") together with its wholly-owned subsidiary, Sharp Technology, Inc., a Delaware corporation (the "Company" or "we") is including the following cautionary statement in this Form10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-QSB are forward-looking statements. Words such as " believes", "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND THE THREE MONTH PERIOD ENDED MARCH 31, 2000

During the three month period ended March 31, 2001, we had total revenues of $169,000 compared to total revenues of $479,000 for the same period ended March 31, 2000. The decrease in revenues of $310,000 between periods results from a decrease in revenue recognized in connection with our contracts with Qwest. Deferred revenue related to these contracts, however, increased from $0 at March 31, 2000 to $771,000 at March 31, 2001. Deferred revenue as of December 31, 2000 totaled $607,000.

Our costs of sales and services relate to development, fulfillment and technical support. These costs were $203,000 for the three month period ended 2001, and $231,000 for the same period ended March 31, 2000. The decrease of $28,000 between periods relates primarily to a decrease in the amortization of capitalized development costs incurred in connection with our first software collection and a decrease in development expenditures related to our Internet content filter, "It's Your Net." These decreases were in large part offset by increased costs incurred in connection with development and amortization of expenses related to our Internet security program, "Hack Tracer."

The Company's selling, general and administrative expenses were $1,082,000 and $2,673,000 for the three month periods ended March 31, 2001 and 2000, respectively. The $1,591,000 decrease in these expenditures between periods can be attributed to $2.1 million in stock-based compensation granted during the first three months of 2000 in connection with certain software development contracts and financial consulting agreements. During the first three months of 2001, only $59,000 of such expense was incurred. The decrease in stock-based compensation expense was offset, in part, by increases in our monthly expenditures for labor-related expense and legal and professional fees. These expenses escalated during fiscal year 2000 as a result of our expansion and financing plans. Beginning in March 2001, we have begun a program to control and reduce our costs in these areas.

The decrease in our net loss of approximately $1.3 million during the first three months of 2001 as compared to the same period during 2000 can be attributed to a $2.0 million decrease in the recognition of the fair market value of stock-based compensation during the first three months of 2001. This increase has been offset, in part, by increases in our monthly expenditures for labor-related expense and legal and professional fees. These expenses escalated during fiscal year 2000 as a result of our expansion and financing plans. Beginning in March 2001, we initiated a program to control and reduce our costs in these areas.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through March 31, 2001, we had an accumulated deficit of $7.7 million. Of that amount, $2.9 million resulted from stock-based compensation and consideration granted through that date related to the fair market value of stock and stock warrants granted in connection with certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have a working capital deficit of $2.6 million at March 31, 2001, and operating losses have continued through the date of this report. As a result of shortfalls in anticipated funding, we have made certain payroll tax deposits with the Internal Revenue Service after the due date and are delinquent on such payments at March 31, 2001. We are also subject to interest and penalties in connection with our delinquent tax payments. On March 29, 2001, we secured a guarantee from our chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. We are currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and decreasing operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. We are confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to the Company. These events raise substantial doubt as to our ability to continue as a going concern. The report of our independent public accountants which accompanied our consolidated financial statements for the year ended December 31, 2000 was qualified with respect to that risk.

The Company has financed its operations from inception primarily through private financing transactions and payments related to its agreement with Qwest Communication Services, Inc. Our future success is dependent upon many factors including, but not limited to; our ability to continue to develop and market products and services, our ability to maintain current Redistribution Partnerships and enter into new Redistribution Partnerships, satisfaction of delinquent payroll taxes and any associated interest and penalties, and the obtaining of the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

At March 31, 2001, we have no material outstanding purchase commitments and during three month periods ending March 31, 2001 and 2000, there are no significant elements of income or loss that do not arise from our continuing operations. Further, with the exception of the potential impact of the Christmas buying season on the results of our e-commerce efforts, which is not currently estimable, management does not expect material changes in its results of operations from period to period based upon the seasonality of its business.


                                     PART II


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On April 5, 2001, we held a special meeting of shareholders pursuant to a Notice of Special Meeting and Proxy Statement dated March 5, 2001, distributed to shareholders of record as of February 27, 2001. The meeting was called for the following purposes:

1. To approve the reincorporation of Celebrity as a Delaware corporation by means of a merger of Celebrity with and into its wholly-owned Delaware subsidiary, Sharp Holding Corporation (Sharp Holding).
2. To transact such other business as may properly come before the Special Meeting, including any motion to adjourn to a later date to permit solicitation or receiving of proxies if necessary, or before any adjournments thereof.

The reincorporation of Celebrity was approved by an affirmative vote of 6,093,960 shares. There were no votes against the proposal, 145 shares abstained from voting. No other business came before the Special Meeting.

ITEM  5.   OTHER  INFORMATION

On April 19, 2001, pursuant to an affirmative vote of its shareholders, Celebrity entered into an Agreement and Plan of Merger (the Agreement) with and into its wholly-owned Delaware subsidiary, Sharp Holding. Under the terms of the Agreement, Sharp Holding was the surviving corporation. As a result, our name was changed from Celebrity Entertainment Group, Inc., to Sharp Holding
Corporation, and our state of domicile was moved from Wyoming to Delaware. Further, all of the issued and outstanding shares of Celebrity common stock, and all stock options and stock purchase rights outstanding in Celebrity were exchanged for an identical number of shares and rights in Sharp Holding. At the close of the transaction, our new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, 9,235,823 of which are issued and outstanding; and 20,000,000 shares of preferred stock authorized, $.001 par value, none of which are issued or outstanding. It is not necessary for shareholders to exchange their existing stock certificates of Celebrity for the stock certificates of Sharp Holding.

After completion of the merger, George Sharp, Gilbert Gertner and Alan Pavsner remained our only Directors and the following persons from Celebrity were retained as officers of the Company:

George  Sharp  -  President,  Secretary  and  Chief  Executive  Officer
Robert  Wesolek  -  Treasurer  and  Chief  Financial  Officer;  and
Lou  Schwartz  -  Vice  President

In connection with the merger, we have also changed our trading symbol on National Association of Securities Dealers OTC Bulletin Board from "CLNG" to "SHAR."

On March 1, 2001 we entered into a note payable agreement for $100,000 with Gilbert Gertner, a shareholder and member of Celebrity's Board of Directors. The note bares interest at 10% per annum and is payable, in full, on demand.

During March 2001, we borrowed a total of $55,000 under the terms of an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer, George Sharp. The credit line bares interest at 10% per annum and is payable, in full, on demand.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

Exhibit  No.   Identification  of  Exhibit

2.1 Agreement and Plan of Merger of Sharp Holding Corporation, a Delaware Corporation, and Celebrity Entertainment Group, Inc., A Wyoming Corporation dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix A.

3.1  (a)       Articles  of  Incorporation  of  Sharp Holding Corporation, dated
               February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix B.

3.1  (b)       By-Laws  of  Sharp  Holding  Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix C.

10.1 (a) Promissory Note between Sharp Technology, Inc. and Gilbert Gertner dated March 1, 2001.

10.1 (b) Credit Line Agreement between Sharp Technology, Inc. and Commercial Capital Trading Corporation dated November 30,1999, as previously filed in connection with our Form 10-KSB filed April 2, 2001 as Exhibit 10.1 (d).

99.1 Certificate of Merger issued by the Secretary of State of Wyoming dated April 12, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Exhibit 99.1.

99.2 Certificate of Merger issued by the Secretary of State of Delaware dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Exhibit 99.2.

(b)  REPORTS  ON  FORM  8-K

On January 2, 2001, we filed a report on Form 8-K in connection with Item 2, Acquisitions or Dispositions of Assets, relating to our merger with Sharp
Technology,  Inc.  which  occurred  on  December  18,  2000.

On February 14, 2001, we filed a report on Form 8-K in connection with Item 4, Changes in Registrant's Certifying Accountant, relating to our appointment of Arthur Andersen LLP as independent public accountants for Celebrity
Entertainment  Group,  Inc.,  which  occurred  February  9,  2001.

On March 5, 2001, we filed a report on Form 8-K/A in connection with Item 7, Financial Statements and Exhibits, relating to our merger with Sharp Technology, Inc. which occurred on December 18, 2000. In this report, we included the audited Balance Sheets for Sharp Technology, Inc., as of December 31, 2000 and 1999; together with that company's audited Statements of Operations, Stockholders' Equity (Deficit) and Cash Flow for the year ended December 31, 2000 and for the period from inception (October 13, 1998) through December 31, 1999.

On March 20, 2001, we filed a report on form 8-K/A in connection with an amendment of Item 4, Changes in Registrant's Certifying Accountant, relating to our appointment of Arthur Andersen LLP as independent public accountants for Celebrity Entertainment Group, Inc., which occurred February 9, 2001.


SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized, May 14, 2001.

Sharp Holding Corporation, formerly Celebrity Entertainment Group, Inc.


By:  /s/  George  Sharp
-----------------------------------------------------
George Sharp, Director, Chief Executive Officer, and
President


By:  /s/  Robert  Wesolek
-----------------------------------------------------
Robert Wesolek, Chief Financial Officer and Treasurer


INDEX  OF  EXHIBITS

Exhibit  No.   Identification  of  Exhibit

2.1 Agreement and Plan of Merger of Sharp Holding Corporation, a Delaware Corporation, and Celebrity Entertainment Group, Inc., A Wyoming Corporation dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix A.

3.1  (a)       Articles  of  Incorporation  of  Sharp Holding Corporation, dated
               February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix B.

3.1  (b)       By-Laws  of  Sharp  Holding  Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix C.

10.1 (a) Promissory Note between Sharp Technology, Inc. and Gilbert Gertner dated March 1, 2001.

10.1 (b) Credit Line Agreement between Sharp Technology, Inc. and Commercial Capital Trading Corporation dated November 30,1999, as previously filed in connection with our Form 10-KSB filed April 2, 2001as Exhibit 10.1 (d).

99.1 Certificate of Merger issued by the Secretary of State of Wyoming dated April 12, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Exhibit 99.1.

99.2 Certificate of Merger issued by the Secretary of State of Delaware dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Exhibit 99.2.