Form 10QSB
period 2001-06-30
SHARP HOLDING CORP
filed 2001-08-14
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

           [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                       65-0970516
----------------------------------                    -------------------
(State  or  Other  Jurisdiction of                      (IRS Employer
Incorporation or Organization)                        Identification No.)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS 77069
             ------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

                                 (713) 960-9100
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area code)

                 5120 WOODWAY,  SUITE 9029, HOUSTON, TEXAS 77056
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 26, 2001, there were 9,871,448 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [   ]  No  [ X ]

                                TABLE OF CONTENTS


PART  I

Item  1.    Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  2.    Changes  in  Securities

Item  6.    Exhibits  and  Reports  on  Form  8-K



                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets  as  of
     June 30,  2001  (unaudited)  and  December  31,  2000

     Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000 (unaudited)

     Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000 (unaudited)

     Notes  to  Consolidated  Financial  Statements

                           SHARP HOLDING CORPORATION, AND SUBSIDIARY
                           -----------------------------------------


               CONSOLIDATED BALANCE SHEETS--JUNE 30, 2001 AND DECEMBER 31, 2000
               ----------------------------------------------------------------


                                                                        2001          2000
                                                                    ------------  ------------
                                                                    (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash and cash equivalents                                         $    21,533   $    55,586
  Accounts receivable                                                   112,080       721,465
  Other                                                                       -             -
                                                                    ------------  ------------

        Total current assets                                            133,613       777,051

PROPERTY AND EQUIPMENT, net                                              94,204       117,849

SOFTWARE DEVELOPMENT COSTS AND OTHER, net                                50,451       266,611
                                                                    ------------  ------------

        Total assets                                                $   278,268   $ 1,161,511
                                                                    ============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                  $ 1,079,331   $   724,840
  Accrued liabilities                                                   525,443       254,167
  Due to related party                                                        -             -
  Software obligations payable                                                -       100,000
  Notes payable to related parties                                      379,685       100,000
  Notes payable                                                         590,000       833,750
  Current portion of deferred revenue                                   544,025       364,025
                                                                    ------------  ------------

        Total current liabilities                                     3,118,484     2,376,782

DEFERRED REVENUE, net of current portion                                 90,673       242,683

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 20,000,000 shares authorized,             -             -
    no shares issued and outstanding.
  Common stock, $.001 par value, 80,000,000 shares authorized,            9,872         9,236
    9,871,448 shares and 9,235,823 shares issued and
    outstanding, respectively
  Additional paid-in capital                                          5,505,797     5,079,177
  Accumulated deficit                                                (8,446,558)   (6,546,367)
                                                                    ------------  ------------

        Total stockholders' equity (deficit)                         (2,930,889)   (1,457,954)
                                                                    ------------  ------------

        Total liabilities and stockholders' equity (deficit)        $   278,268   $ 1,161,511
                                                                    ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                                  SHARP HOLDING CORPORATION, AND SUBSIDIARY
                                  -----------------------------------------


                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------

                                                 (unaudited)


                                                          Three  Months  Ended       Six  Months  Ended
                                                          --------------------       ------------------
                                                                June 30,                   June 30,
                                                               ---------                   --------
                                                           2001         2000          2001          2000
                                                        -----------  -----------  ------------  ------------
REVENUES:
  Subscriptions                                         $   45,000   $  353,550   $    90,000   $   707,100
  Licenses                                                  91,005            -       182,010             -
  Services and other                                        28,795            -        62,268       125,000
                                                        -----------  -----------  ------------  ------------

                   Total revenues                          164,800      353,550       334,278       832,100

OPERATING EXPENSES:
  Cost of sales and services                               107,942      100,176       311,173       331,029

  Selling, general and administrative, including
    stock-based consideration of $313,500 and
    $289,438 for the 3 months ended June 30,
    2001 and 2000, $372,356 and $2,393,500 for
    the 6 months ended June 30, 2001 and 2000.             791,012      995,874     1,872,990     3,669,210
                                                        -----------  -----------  ------------  ------------

                   Total operating expenses                898,954    1,096,050     2,184,163     4,000,239
                                                        -----------  -----------  ------------  ------------

                   Loss from operations                   (734,154)    (742,500)   (1,849,885)   (3,168,139)

INTEREST EXPENSE, including stock-based
  consideration of $109,864 for the 3 months and the
  6 months ended June 30, 2000.                             21,560      148,120        50,533       184,288

OTHER EXPENSE                                               23,415       20,101        44,873        40,460
                                                        -----------  -----------  ------------  ------------

                   Net loss, before extraordinary item    (779,129)    (910,721)   (1,945,291)   (3,392,887)

EXTRAORDINARY ITEM, gain on settlement of
  payables.                                                 45,100            -        45,100             -


                   Net loss                             $ (734,029)  $ (910,721)  $(1,900,191)  $(3,392,887)
                                                        ===========  ===========  ============  ============

LOSS, BEFORE EXTRAORDINARY GAIN - Per Share             $    (0.09)  $    (0.15)  $     (0.21)  $     (0.57)

EXTRAORDINARY GAIN - Per Share                                 .01            -           .01             -
                                                        -----------  -----------  ------------  ------------

BASIC AND DILUTED NET LOSS - Per Share                  $    (0.08)  $    (0.15)  $     (0.20)  $     (0.57)
                                                        ===========  ===========  ============  ============

WEIGHTED AVERAGE SHARES USED IN
  COMPUTING BASIC AND DILUTED NET
  LOSS PER SHARE                                         9,426,702    6,008,248     9,331,790     5,922,970
                                                        ===========  ===========  ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                        SHARP HOLDING CORPORATION, AND SUBSIDIARY
                        -----------------------------------------

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     -----------------------------------------------


                                                                  2001          2000
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,900,191)  $(3,392,886)
  Adjustments to reconcile net loss to net cash used
    in operating activities-
      Extraordinary gain                                          (45,100)            -
      Stock-based consideration                                   372,356     2,503,364
      Depreciation                                                 23,645        18,793
      Changes in operating assets and liabilities-
        Decrease in accounts receivable                           609,385       192,900
        Decrease (increase) in other current assets                     -       (14,984)
        Decrease (increase) in other assets                       216,160      (156,766)
        Increase in accounts payable and accrued liabilities      650,767       457,984
        (Decrease) in software obligations payable                (25,000)     (124,094)
        Increase in deferred revenue                               27,990             -
                                                              ------------  ------------

          Net cash provided used in operating activities          (69,988)     (515,689)
                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   -       (34,519)
                                                              ------------  ------------

          Net cash used in investing activities                         -       (34,519)
                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                -        40,000
  Proceeds from borrowings                                        559,685     2,111,878
  Repayment of borrowings                                        (523,750)   (1,520,097)
                                                              ------------  ------------

          Net cash provided used by financing activities           35,935       631,781
                                                              ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         (34,053)       81,573

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   55,586        25,716
                                                              ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    21,533   $   107,289
                                                              ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                      $    30,740   $    65,946

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Purchase of assets with common stock                                -       274,299
    Payables converted to common stock and paid-in capital         54,900        15,000


    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                    ----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2001
                                  -------------


1.   BASIS  OF  PRESENTATION:
     ------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   ORGANIZATION  AND  OPERATIONS:
     ------------------------------

Sharp Holding Corporation, a Delaware corporation, formerly Celebrity Entertainment Group, Inc. ("Celebrity") together with its wholly-owned subsidiary, Sharp Technology, Inc., a Delaware corporation (the "Company" or "we") specializes in developing Internet security, e-commerce, and content management software products. Those products include; security software designed to prevent "hackers' from gaining access to personal computers while they are connected to the Internet, e-commerce software designed to provide a direct connection between personal computer desktops and Internet sites for "brand name" retailers, and software filters to provide customizable protection against objectionable Internet content. Our product distribution and business strategy focuses on establishing collaborative relationships with large corporations that have large, existing customer bases. We provide these businesses with products and services to help them retain customers and strengthen their Internet brand presence. Our goal is to generate recurring revenues from an expanding user base in a manner that maximizes the Company's customer relationships and provides value to our shareholders.

Through June 30, 2001, we had an accumulated deficit of $8.5 million. Of that amount, $2.8 million resulted from stock-based compensation and consideration granted through that date related to the fair market value of stock and stock warrants issued in connection with employee compensation, certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have a working capital deficit of $3.0 million at June 30, 2001, and operating losses have continued through the date of this report. As a result of shortfalls in anticipated funding, we have made certain payroll tax deposits with the Internal Revenue Service after the due date and are delinquent on such payments at June 30, 2001. We are also subject to interest and penalties in connection with our delinquent tax payments (see
Note 6). On March 29, 2001 we secured a guarantee from our chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. We are currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and decreasing operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. We are confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to the Company. These events raise substantial doubt as to our ability to continue as a going concern. The report of our independent public accountants which accompanied our consolidated financial statements for the year ended December 31, 2000 was qualified with respect to that risk.

3.   TECHNOLOGY  AND  INTERNET
     APPLICATION  AGREEMENTS:
     ------------------------

Beginning January 1, 2001, the Company licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. The Company is required to provide telephone support for the term of the agreement. The $300,000 is being recognized ratably over the two-year term of the agreement.


4.   RELATED-PARTY  TRANSACTIONS:
     ----------------------------

On March 1, 2001, the Company entered into note payable agreements with a stockholder in the amount of $100,000. The note bears interest at 10 percent per annum and is payable on demand. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. These notes also bear interest at 10 percent per annum and are payable on demand. As of June 30, 2001, the entire balance of all three notes was outstanding.

During March 2001, the Company obtained a guarantee from George Sharp, its chief executive officer, to pay all payroll taxes outstanding as of March 15, 2001, together with the amount of any related interest and penalty. The guarantee calls for Mr. Sharp to make a loan to the Company to cover these amounts. The note will be payable upon demand by Mr. Sharp and will bear interest at a rate of 10% per annum. As of June 30, 2001 we have received no funding under this guarantee.

During March 2001, we borrowed a total of $55,000 under the terms of an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by the Company's chief executive officer, George Sharp. During the period from April through June 2001, we borrowed an additional $124,685 against that line. The total amount due of $179,685 at June 30, 2001 bears interest at 10% per annum and is payable, in full, on demand.


5.   STOCKHOLDERS'S  EQUITY  (DEFICIT)
     ---------------------------------

On April 19, 2001, pursuant to an affirmative vote of its shareholders, Celebrity Entertainment Group Inc., entered into an Agreement and Plan of Merger with and into its wholly-owned Delaware subsidiary, Sharp Holding Corporation. At the close of the transaction, our new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, 9,871,448 of which are currently issued and outstanding; and 20,000,000 shares of preferred stock authorized, $.001 par value, none of which are currently issued or outstanding.


6.   COMMITMENTS  AND  CONTINGENCIES:
     --------------------------------

At June 30, 2001, the Company was delinquent on approximately $310,000 in payroll tax. The Company is also subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The
Company has accrued estimated interest and penalties through June 30, 2001. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations. In March 2001, the Company obtained a guarantee from its CEO for the payment of all delinquent payroll taxes and any related penalties and interest.

The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.


7.   EXTRAORDINARY  GAIN:
     --------------------

During June 2001, we generated an extraordinary gain of $45,100 on the settlement of a payable with NetSnitch LLC in connection with a software purchase agreement.


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

FORWARD  LOOKING  STATEMENTS  AND  INFORMATION

Sharp Holding Corporation, a Delaware corporation, formerly Celebrity Entertainment Group, Inc. ("Celebrity") together with its wholly-owned subsidiary, Sharp Technology, Inc., a Delaware corporation (the "Company" or "we") is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-QSB are forward-looking statements. Words such as " believes", "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

During the three and six month periods ended June 30, 2001, we had total revenues of $165,000 and $334,000, respectively, compared to total revenues of $354,000 and $832,000 for the same respective periods ended June 30, 2000. The decrease in revenue of $189,000 between the three month periods and $498,000 between the six month periods results from a decrease in revenue recognized in connection with our contracts with Qwest. Deferred revenue related to these contracts, however, increased from $0 at June 30, 2000 to $635,000 at June 30, 2001. Deferred revenue as of December 31, 2000 totaled $607,000.

Our costs of sales and services relate to development, fulfillment and technical support. These costs totaled $108,000 and $311,000 for the three and six month periods ended June 30, 2001 respectively, compared to $100,000 and $331,000 for the same respective periods ended June 30, 2000. The decrease in cost of sales of $20,000 between the six month periods relates primarily to a decrease in the amortization of capitalized development costs incurred in connection with our first software collection. This decrease was in large part offset by increased costs incurred in connection with development and amortization of expenses related to our Internet security program, "Hack Tracer."

The Company's selling, general and administrative expenses totaled $791,000 and $1,873,000 for the three and six month periods ended June 30, 2001 respectively, compared to $996,000 and $3,669,000 for the same respective periods ended June 30, 2000. The $205,000 decrease in these expenditures between the three month periods ended June 30, 2001 and 2000 can be attributed to an overall decrease in salaries, wages and purchases of third-party marketing services. To an extent, these decreases were offset by increased expenditures related to the second quarter 2001 issuance of stock-based compensation to certain employees, executives and directors.

In largest part, the $1.8 million decrease in selling, general and administrative expenditures between the six month periods ended June 30, 2001 and 2000 can be attributed to nearly $2.1 million in stock-based compensation granted during the first three months of 2000 in connection with certain software development contracts and financial consulting agreements. During the first three months of 2001, only $59,000 of such expense was incurred. The decrease in stock-based compensation expense was offset, in part, by increases in payroll related expense during the first three months of 2001 and an overall increase in legal and professional fees. These expenses escalated during early fiscal year 2001 as a result of our expansion and financing plans.

Our net interest expense totaled $22,000 and $51,000 for the three and six month periods ended June 30, 2001, respectively compared to $148,000 and $184,000 for the same respective periods ended June 30, 2000. The decrease in interest expense of $126,000 between the three month periods and $133,000 between the six month periods relates entirely to our use of stock-based incentives in connection with certain debt instruments during the second quarter of fiscal year 2000. Such incentives have not been generally used during 2001.

During June 2001, we generated an extraordinary gain of $45,100 on the settlement of a payable with NetSnitch LLC in connection with a software purchase agreement.


LIQUIDITY  AND  CAPITAL  RESOURCES

Through June 30, 2001, we had an accumulated deficit of $8.5 million. Of that amount, $2.8 million resulted from stock-based compensation and consideration granted through that date related to the fair market value of stock and stock warrants issued in connection with employee compensation, certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have a working capital deficit of $3.0 million at June 30, 2001, and operating losses have continued through the date of this report. As a result of shortfalls in anticipated funding, we have made certain payroll tax deposits with the Internal Revenue Service after the due date and are delinquent on such payments at June 30, 2001. We are also subject to interest and penalties in connection with our delinquent tax payments. On

March 29, 2001, we secured a guarantee from our chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. We are currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and decreasing operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. We are confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to the Company. These events raise substantial doubt as to our ability to continue as a going concern. The report of our independent public accountants which accompanied our consolidated financial statements for the year ended December 31, 2000 was qualified with respect to that risk.

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

At June 30, 2001, we have no material outstanding purchase commitments and during the three and six month periods ending June 30, 2001 and 2000, there are no significant elements of income or loss that do not arise from our continuing operations. Further, with the exception of the potential impact of the Christmas buying season on the results of our e-commerce efforts, which is not currently estimable, management does not expect material changes in its results of operations from period to period based upon the seasonality of its business.


                                     PART II


ITEM  2.   CHANGES  IN  SECURITIES

On April 19, 2001, pursuant to an affirmative vote of its shareholders, Celebrity entered into an Agreement and Plan of Merger (the Agreement) with and into its wholly-owned Delaware subsidiary, Sharp Holding Corporation (Sharp Holding). Under the terms of the Agreement, Sharp Holding was the surviving corporation. As a result, our name was changed from Celebrity Entertainment Group, Inc., to Sharp Holding Corporation, and our state of domicile was moved from Wyoming to Delaware. Further, all of the issued and outstanding shares of Celebrity common stock, and all stock options and stock purchase rights outstanding in Celebrity were exchanged for an identical number of shares and rights in Sharp Holding. At the close of the transaction, our new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, 9,871,448 of which are currently issued and outstanding; and 20,000,000 shares of preferred stock authorized, $.001 par value, none of which are currently issued or outstanding. It is not necessary for shareholders to exchange their existing stock certificates of Celebrity for the stock certificates of Sharp Holding.

On April 12, 2001, we granted 15,625 shares of unregistered common stock to Neoworx as compensation under the terms a software license agreement. These shares were issued pursuant to an exemption from registration with the Securities and Exchange Commission under Regulation D of the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) of the Act. The certificate issued for the unregistered shares contained a legend stating that the shares had not been registered under the Act and set forth restrictions on the transferability and the sale of the shares. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the sale of these shares. The sale of these shares did not involve a public offering.

On June 5, 2001, we granted 50,000 shares of unregistered common stock and a warrant to purchase 300,000 shares of unregistered common stock, at $3.00 per share, to NetSnitch LLC. The stock purchase warrant expires June 5, 2006. These securities were issued as compensation under the terms a software purchase agreement in exchange for a contract payable in the amount of $75,000 and the forfeiture of two (2) warrants granting NetSnitch LLC the right to purchase

266,667 shares of our common stock at $5.10 per share. The unregistered securities were issued pursuant to an exemption from registration with the Securities and Exchange Commission under Regulation D of the Securities Act of 1933 as amended, as provided in Section 4(2) of the Act. The certificates issued for the unregistered securities contained a legend stating that the securities had not been registered under the Act and set forth restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the sale of these securities. The sale of these securities did not involve a public offering.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On April 5, 2001, we held a special meeting of shareholders pursuant to a Notice of Special Meeting and Proxy Statement dated March 5, 2001, distributed to shareholders of record as of February 27, 2001. The meeting was called for the following purposes:

1. To approve the reincorporation of Celebrity as a Delaware corporation by means of a merger of Celebrity with and into its wholly-owned Delaware subsidiary, Sharp Holding Corporation.
2. To transact such other business as may properly come before the Special Meeting, including any motion to adjourn to a later date to permit solicitation or receiving of proxies if necessary, or before any adjournments thereof.

The reincorporation of Celebrity was approved by an affirmative vote of 6,093,960 shares. There were no votes against the proposal, 145 shares abstained from voting. No other business came before the Special Meeting.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

Exhibit
   No.    Identification  of  Exhibit

2.1 Incorporated by reference to the Agreement and Plan of Merger of Sharp Holding Corporation, a Delaware Corporation, and Celebrity Entertainment Group, Inc., A Wyoming Corporation dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix A.

3.1 (a) Incorporated by reference to the Articles of Incorporation of Sharp Holding Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix B.

3.1 (b) Incorporated by reference to the By-Laws of Sharp Holding Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix C.

10.1 Incorporated by reference to the Credit Line Agreement between Sharp Technology, Inc. and Commercial Capital Trading Corporation dated November 30, 1999, as previously filed in connection with our Form
          10-KSB  filed  April  2,  2001as  Exhibit  10.1  (d).

99.1 Incorporated by reference to the Certificate of Merger issued by the Secretary of State of Wyoming dated April 12, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as
          Exhibit  99.1.

99.2 Incorporated by reference to the Certificate of Merger issued by the Secretary of State of Delaware dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as
          Exhibit  99.2.

(b)     REPORTS  ON  FORM  8-K

On May 3, 2001, we filed a report on Form 8-K in connection with Item 5, Other Events, relating to our reincorporation as a Delaware corporation that occurred on April 19, 2001.


SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

Sharp  Holding  Corporation,  formerly  Celebrity  Entertainment  Group,  Inc.


By:  /s/  George  Sharp                                  August 13, 2001
-----------------------------------------------------
George  Sharp, Director, Chief Executive Officer, and
President


By:  /s/  Robert  Wesolek                                August 13, 2001
-----------------------------------------------------
Robert Wesolek, Chief Financial Officer and Treasurer