Form 10QSB
period 2001-09-30
SHARP HOLDING CORP
filed 2001-11-14
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                              65-0970516
-------------------------------                              ------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS 77069
  ----------------------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2001, there were 10,061,448 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):   Yes  [ ]  No  [X]

                                TABLE OF CONTENTS


PART  I

Item  1.  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II

Item  2.  Changes  in  Securities

Item  6.  Exhibits  and  Reports  on  Form  8-K



                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

          Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000

          Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000 (unaudited)

          Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000 (unaudited)

          Notes  to  Consolidated  Financial  Statements

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------

      CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
      ---------------------------------------------------------------------


                                                                              2001          2000
                                                                          ------------  ------------
                                                                          (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                               $     4,242   $    55,586
  Accounts receivable                                                         753,674       721,465
  Other                                                                             -             -
                                                                          ------------  ------------

          Total current assets                                                757,916       777,051

PROPERTY AND EQUIPMENT, net                                                    83,500       117,849

SOFTWARE DEVELOPMENT COSTS AND OTHER, net                                      17,183       266,611
                                                                          ------------  ------------
          Total assets                                                    $   858,599   $ 1,161,511
                                                                          ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                        $   995,810   $   724,840
  Accrued liabilities                                                         603,182       254,167
  Software obligations payable                                                      -       100,000
  Notes payable to related parties                                            352,565       100,000
  Notes payable                                                               590,000       833,750
  Current portion of deferred revenue                                         548,693       364,025
                                                                          ------------  ------------
          Total current liabilities                                         3,090,250     2,376,782

DEFERRED REVENUE, net of current portion                                            -       242,683

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
    no shares issued and outstanding.                                               -             -
  Common stock, $.001 par value, 80,000,000 shares authorized, 10,036,448 shares and 9,235,823 shares issued and outstanding,
    respectively                                                               10,037         9,236
  Additional paid-in capital                                                5,661,532     5,079,177
  Accumulated deficit                                                      (7,903,220)   (6,546,367)
                                                                          ------------  ------------

          Total stockholders' equity (deficit)                             (2,231,651)   (1,457,954)
                                                                          ------------  ------------

          Total liabilities and stockholders' equity (deficit)            $   858,599   $ 1,161,511
                                                                          ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (unaudited)


                                                                    Three  Months  Ended         Nine  Months  Ended
                                                                   -----------------------  -----------------------------
                                                                       September  30,              September  30,
                                                                   -----------------------  -----------------------------
                                                                      2001        2000          2001          2000
                                                                   ----------  -----------  ------------  ---------------
REVENUES:
  Subscriptions                                                    $  195,000  $  353,550   $   285,000   $    1,060,650
  Licenses                                                             91,045      30,335       273,055           30,335
  Services and other                                                  682,312      76,690       744,580          201,690
                                                                   ----------  -----------  ------------  ---------------

               Total revenues                                         968,357     460,575     1,302,635        1,292,675

OPERATING EXPENSES:
  Cost of sales and services                                           40,432     176,131       351,605          507,160
  Selling, general and administrative, including
    stock-based consideration of $115,300 and
    $64,252 for the 3 months ended September
    30, 2001 and 2000, $487,656 and $2,457,752
    for the 9 months ended September 30, 2001 and
    2000.                                                             354,259     802,590     2,227,249        4,471,800
                                                                   ----------  -----------  ------------  ---------------
               Total operating expenses                               394,691     978,721     2,578,854        4,978,960
                                                                   ----------  -----------  ------------  ---------------
          Income / (loss) from operations                             573,666    (518,146)   (1,276,219)      (3,686,285)

INTEREST EXPENSE, including stock-based
  consideration of $173,282 for the 3
  months ended September 30, 2000 and $283,146
  for the 9 months ended September 30, 2000.                           23,021     205,567        73,554          389,855

OTHER EXPENSE                                                           9,524      21,527        54,397           61,987
                                                                   ----------  -----------  ------------  ---------------

          Net income/(loss), before extraordinary item                541,121    (745,240)   (1,404,170)     (4,138,127).

EXTRAORDINARY ITEM, gain on settlement of
  payables.                                                             2,217           -        47,317                -


               Net income (loss)                                   $  543,338  $ (745,240)  $(1,356,853)  $   (4,138,127)
                                                                   ==========  ===========  ============  ===============

NET INCOME (LOSS), BEFORE EXTRAORDINARY
  GAIN - Per Share                                                 $     0.05  $    (0.12)  $     (0.15)  $        (0.69)

EXTRAORDINARY GAIN - Per Share                                            .00           -           .01                -
                                                                   ----------  -----------  ------------  ---------------
BASIC AND DILUTED NET INCOME (LOSS) - Per
  Share                                                            $     0.05  $    (0.12)  $     (0.14)  $        (0.69)
                                                                   ==========  ===========  ============  ===============
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING BASIC AND DILUTED NET
  LOSS PER SHARE                                                    9,976,285   6,075,890     9,512,219        5,974,315
                                                                   ==========  ===========  ============  ===============

    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------


                                                                                 2001          2000
                                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,356,853)  $(4,138,127)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Extraordinary gain                                                          (47,317)            -
     Stock-based consideration                                                   487,656     2,740,898
     Depreciation                                                                 35,499        29,720
     Changes in operating assets and liabilities-
       (Increase) in accounts receivable                                         (32,209)     (558,910)
       (Increase) in other current assets                                              -       (27,265)
       Decrease (increase) in other assets                                       249,429      (159,973)
       Increase in accounts payable and accrued liabilities                      687,801       406,673
       (Decrease) in software obligations payable                                (25,000)     (134,641)
       (Decrease) increase in deferred revenue                                   (58,015)    1,051,263
                                                                             ------------  ------------

               Net cash used in operating activities                             (59,009)     (790,362)
                                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (1,150)      (50,039)
                                                                             ------------  ------------
               Net cash used in investing activities                              (1,150)      (50,039)
                                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                 -       848,000
Proceeds from borrowings                                                         595,355     2,917,278
Repayment of borrowings                                                         (586,540)   (2,644,597)
                                                                             ------------  ------------
               Net cash provided by financing activities                           8,815     1,120,681
                                                                             ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (51,344)      280,280

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  55,586        25,716
                                                                             ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     4,242   $   305,996
                                                                             ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                     $    35,778   $    75,902

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Purchase of assets with common stock                                               -       274,299
    Payables converted to common stock and paid-in capital                        95,500       342,000

    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                    ----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2001
                               ------------------



1.   BASIS  OF  PRESENTATION:
     ------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

During the three month period ended September 30, 2001, we generated net income of $543,000. As a result, our accumulated deficit through September 30, 2001 was reduced to $7.9 million from $8.5 million through June 30, 2001. Of that amount, $3.3 million resulted from stock-based compensation and consideration granted through that date related to the fair market value of stock and stock warrants issued in connection with employee compensation, certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have a working capital deficit of $2.3 million at September 30, 2001, and year-to-date operating losses have continued through the date of this report. As a result of shortfalls in anticipated funding, we have made certain payroll tax deposits with the Internal Revenue Service after the due date and are delinquent on such payments at September 30, 2001. We are also subject to interest and penalties in connection with our delinquent tax payments. On March 29, 2001 (see Note 6), we secured a guarantee from our chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. We have paid all payroll taxes incurred during the period from March 31, 2001 to the date of this report. As a result of strong third quarter revenues, we intend to substantially reduce our past due tax liabilities before December 31, 2001. We are currently pursuing a business strategy that includes building a reserve for the payment of delinquent payroll taxes, increasing the Company's sales and marketing efforts and decreasing operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. We are confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to the Company. These events raise substantial doubt as to our ability to continue as a going concern. The report of our independent public accountants which accompanied our consolidated financial statements for the year ended December 31, 2000 was qualified with respect to that risk.


3.   TECHNOLOGY  AND  INTERNET  APPLICATION  AGREEMENTS:
     ---------------------------------------------------

Beginning January 1, 2001, we licensed Qwest the rights to distribute a collection of Internet software programs ("The New Collection"), for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. We are required to provide telephone support for the term of the agreement. Accordingly, the $300,000 is being recognized ratably over the twenty-month term of the agreement.

On September 20, 2001 we entered into a software purchase agreement with Neoworx, Inc. Under the terms of the agreement, we sold Neoworx intellectual property rights in the "HackTracer" software code. In exchange for those rights, we will receive $650,000 and a license to sell HackTracer for 120 days following the purchase transaction. This agreement does not limit our ability to develop or market competing software products. Accordingly, we intend to develop and release an advanced software firewall during the first half of Fiscal Year 2002.


4.   RELATED-PARTY  TRANSACTIONS:
     ----------------------------

On March 1, 2001, we entered into note payable agreements with a stockholder in the amount of $100,000. The note bears interest at 10 percent per annum and is payable on demand. On November 16 and December 12, 2000, we entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. These notes also bear interest at 10 percent per annum and are payable on demand. As of September 30, 2001, the entire balance of all three notes was outstanding.

During March 2001, we obtained a guarantee from George Sharp, our chief executive officer, to pay all payroll taxes outstanding as of March 15, 2001, together with the amount of any related interest and penalty. The guarantee calls for Mr. Sharp to make a loan to the Company to cover these amounts. Such note will be payable upon demand by Mr. Sharp and will bear interest at a rate of 10% per annum. As of September 30, 2001 we have received no funding under this guarantee.

During March 2001, we borrowed a total of $55,000 under the terms of an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer. During the period from April through June 2001, we borrowed an additional $124,685 against that line. During the period from July through September 2001, we reduced the amount due on this line by a net amount of $27,120. The total amount due of $152,565 at September 30, 2001 bears interest at 10% per annum and is payable, in full, on demand.


5.   STOCKHOLDER'S  EQUITY  (DEFICIT)
     --------------------------------

On April 19, 2001, pursuant to an affirmative vote of its shareholders, Celebrity Entertainment Group Inc., entered into an Agreement and Plan of Merger (the Agreement) with and into its wholly-owned Delaware subsidiary, Sharp Holding Corporation. At the close of the transaction, our new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, 10,061,448 of which are currently issued and outstanding; and 20,000,000 shares of preferred stock authorized, $.001 par value, none of which are currently issued or outstanding.

6.   COMMITMENTS  AND  CONTINGENCIES:
     --------------------------------

At September 30, 2001, we were delinquent on approximately $310,000 in payroll tax. We are also subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. We have accrued estimated interest and penalties through September 30, 2001. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations. In March 2001, we obtained a guarantee from our CEO for the payment of all delinquent payroll taxes and any related penalties and interest. We have paid all payroll taxes incurred during the period from March 31, 2001 to the date of this report.

The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.


7.   EXTRAORDINARY  GAIN:
     --------------------

During June and July 2001, we generated extraordinary gains of $45,100 and $2,217, respectively, on the settlement of a payables using shares of our restricted common stock



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

FORWARD  LOOKING  STATEMENTS  AND  INFORMATION

Sharp Holding Corporation, a Delaware corporation, formerly Celebrity Entertainment Group, Inc. ("Celebrity") together with its wholly-owned subsidiary, Sharp Technology, Inc., a Delaware corporation (the "Company" or "we") is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-QSB are forward-looking statements. Words such as 'intends", "believes", "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished.

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


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

During the three and nine month periods ended September 30, 2001, we had total revenues of $968,000 and $1,303,000, respectively, compared to total revenues of $461,000 and $1,293,000 for the same respective periods ended June 30, 2000. The increase in revenue of $507,000 between the three month periods results from revenue recognized from a sale of software code. On September 20, 2001 we entered into a software purchase agreement with Neoworx, Inc. Under the terms of the agreement, we sold Neoworx intellectual property rights in the "HackTracer" software code. In exchange for those rights, we will receive $650,000 and a license to sell HackTracer for 120 days following the purchase transaction. This agreement does not limit our ability to develop or market competing software products. Accordingly, we intend to develop and release an advanced software firewall during the first half of Fiscal Year 2002. Deferred revenue as of September 30, 2001, related to our contracts with Qwest totaled $549,000.

Our costs of sales and services relate to development, fulfillment and technical support. These costs totaled $40,000 and $352,000 for the three and nine month periods ended September 30, 2001 respectively, compared to $176,000 and $507,000 for the same respective periods ended September 30, 2000. The decrease in cost of sales and services of $136,000 between the three month periods and $155,000 between the nine month periods, relates primarily to a decrease in the amortization of capitalized development costs incurred in connection with our internet content filtering product "It's Your Net" and our first software collection ("The Collection") prepared for redistribution by Qwest. These decreases were in large part offset by increased costs incurred in connection with development and amortization of expenses related to our Internet security program, "Hack Tracer."

Our selling, general and administrative expenses totaled $354,000 and $2,227,000 for the three and nine month periods ended September 30, 2001, respectively, compared to $803,000 and $4,472,000 for the same respective periods ended September 30, 2000. In largest part, the $449,000 decrease in these expenditures between the three month periods can be attributed to cost cutting programs which took effect during the three month period ending September 30, 2001. Such programs resulted in an overall decrease in salaries, wages, travel, entertainment, rents and professional fees.

In largest part, the $2.2 million decrease in selling, general and administrative expenditures between the nine month periods ended September 30, 2001 and 2000 can be attributed to nearly $2.1 million in stock-based compensation granted during the first three months of 2000 in connection with certain software development contracts and financial consulting agreements. During the first three months of 2001, only $59,000 of such expense was incurred.

Our interest expense totaled $23,000 and $74,000 for the three and nine month periods ended September 30, 2001, respectively compared to $206,000 and $390,000 for the same respective periods ended September 30, 2000. The decrease in interest expense of $183,000 between the three month periods and $316,000 between the nine month periods relates entirely to our use of stock-based incentives in connection with certain debt instruments during the second and third quarters of fiscal year 2000. Such incentives have not been generally used during 2001.

During June 2001, we generated an extraordinary gain of $45,100 on the settlement of a payable with NetSnitch LLC in connection with a software purchase agreement. During July 2001 we generated an extraordinary gain of $2,217 on the settlement of a payable with Futures Travel.


LIQUIDITY  AND  CAPITAL  RESOURCES

During the three month period ended September 30, 2001, we generated net income of $543,000. As a result, our accumulated deficit through September 30, 2001 was reduced to $7.9 million from $8.5 million through June 30, 2001. Of that amount, $3.3 million resulted from stock-based compensation and consideration granted through that date related to the fair market value of stock and stock warrants issued in connection with employee compensation, certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. We have a working capital deficit of $2.3 million at September 30, 2001, and year-to-date operating losses have continued through the date of this report. As a result of shortfalls in anticipated funding, we have made certain payroll tax deposits with the Internal Revenue Service after the due date and are delinquent on such payments at September 30, 2001. We are also subject to interest and penalties in connection with our delinquent tax payments. On March 29, 2001 (see Note 6), we secured a guarantee from our chief executive officer for the payment of all delinquent payroll taxes and any related penalties and interest. We have paid all payroll taxes incurred during the period from March 31, 2001 to the date of this report. As a result of strong third quarter revenues, we intend to substantially reduce our past due tax liabilities before December 31, 2001. We are currently pursuing a business strategy that includes building a reserve for the payment of delinquent payroll taxes, increasing the Company's sales and marketing efforts and decreasing operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. We are confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms acceptable to us. These events raise substantial doubt as to our ability to continue as a going concern. The report of our independent public accountants which accompanied our consolidated financial statements for the year ended December 31, 2000 was qualified with respect to that risk.

We have financed our operations from inception primarily through private financing transactions and payments related to agreements with Qwest Communication Services, Inc. Our future success is dependent upon many factors including, but not limited to; our ability to continue to develop and market products and services, our ability to maintain current Redistribution Partnerships and enter into new Redistribution Partnerships, satisfaction of delinquent payroll taxes and any associated interest and penalties, and the obtaining of the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

At September 30, 2001, we have no material outstanding purchase commitments and during the three and nine month periods ending September 30, 2001 and 2000, there are no significant elements of income or loss that do not arise from our continuing operations. Further, with the exception of the potential impact of the Christmas buying season on the results of our e-commerce efforts, which is not currently estimable, management does not expect material changes in its results of operations from period to period based upon the seasonality of its business.



                                     PART II


ITEM  2.  CHANGES  IN  SECURITIES

On July 10, 2001, we granted 15,000 shares of unregistered common stock to Futures Travel in settlement of certain outstanding accounts payable. These shares were issued pursuant to an exemption from registration with the

Securities and Exchange Commission under Regulation D of the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) of the Act. The certificate issued for the unregistered shares contained a legend stating that the shares had not been registered under the Act and set forth restrictions on the transferability and the sale of the shares. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the sale of these shares. The sale of these shares did not involve a public offering. As a result of this transaction we recognized an extraordinary gain in the amount of $2,217 in our results of operations for the three and nine month periods ended September 30, 2001.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

Exhibit  No.        Identification  of  Exhibit


10.1 Incorporated by reference to the Credit Line Agreement between Sharp Technology, Inc. and Commercial Capital Trading Corporation dated November 30, 1999, as previously filed in connection with our Form 10-KSB filed April 2, 2001as Exhibit 10.1 (d).

10.2 Software Purchase and License-Back Agreement between Sharp Technology, Inc and Neoworx, Inc. dated September 20, 2001.



(b)  REPORTS  ON  FORM  8-K

On August 1, 2001, we filed a report on Form 8-K in connection with Item 4, Changes in Registrant's Certifying Accountant, relating to our appointment of Ham, Langston & Brezina, LLP as independent public accountants for Sharp Holding Corporation, which occurred July 26, 2001.


SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

Sharp  Holding  Corporation


By: /s/ George Sharp                                         November  14,  2001
----------------------------------------------------
George Sharp, Director, Chief Executive Officer, and
President


By: /s/ Robert Wesolek                                       November  14,  2001
-----------------------------------------------------
Robert Wesolek, Chief Financial Officer and Treasurer

(c)  EXHIBITS

Exhibit  No.        Identification  of  Exhibit

10.1 Incorporated by reference to the Credit Line Agreement between Sharp Technology, Inc. and Commercial Capital Trading Corporation dated November 30, 1999, as previously filed in connection with our Form 10-KSB filed April 2, 2001as Exhibit 10.1 (d).

10.2 Software Purchase and License-Back Agreement between Sharp Technology, Inc and Neoworx, Inc. dated September 20, 2001.