Form 10KSB
period 2001-12-31
SHARP HOLDING CORP
filed 2002-04-15
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                             65-0970516
-------------------------------                           ---------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or organization)                              Identification No.)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS  77069
      ---------------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
      ---------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)


         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                           Title Of Each Class     N/A
                Name Of Each Exchange On Which Registered     N/A

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.001 PAR VALUE
      ---------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the year ended December 31, 2001 were $1,501,004. The aggregate value of Common Stock held by non-affiliates of the registrant at March 15, 2002 based upon the last reported sales prices on the National Association of Securities Dealers OTC Bulletin Board was $2,610,942. At March 15, 2002, there were 10,216,448 shares of Common Stock outstanding.

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

Item  10.  Executive  Compensation

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
           And  Management

Item  12.  Certain  Relationships  and  Related  Transactions

Item  13.  Exhibits  and  Reports  on  Form  8-K

                                     PART I

ITEM 1.   DESCRIPTION  OF  BUSINESS


THE  COMPANY

Sharp Holding Corporation, a Delaware corporation together with its wholly-owned subsidiary, Sharp Technology, Inc. (Sharp Technology), a Delaware corporation (the "Company", "Sharp" or "we"), is a developer of software products that are utilized to provide marketing solutions for Fortune 500 companies. We expect that large corporations will distribute our software products as premium components in their strategic marketing campaigns, usually mailed and delivered as CD ROMs, to acquire new customers and motivate, reward, and "monetize" their existing customer bases.

During the past two years our primary source of business revenue was derived from a series of agreements with U S West/Qwest Communications. Formerly one of the "Baby-Bells", Qwest services over twenty five million telephone customers and delivers high-speed Internet connections worldwide. In one such campaign, Qwest used programs we developed as a high value incentive in an effort to motivate its telephone customers to purchase other Qwest services such as dial-up Internet and DSL products. Our strategy of having client companies pay for the majority of the sales, marketing and distribution costs by using our products in their marketing programs provides a competitive advantage to us.
Further, we minimize development costs by outsourcing software engineering offshore. Our strategy includes retaining ownership of the intellectual property rights of our products that are developed for client companies. This allows us to provide additional future revenue streams through direct sales of upgrades of our software programs.

We have recently been selected by Eastman Kodak Corporation to represent Kodak's new "Optical Media CD" technology. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. We are now collaborating with Kodak to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver up to a 75% average response rate, compared to the 5% response rate of standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our four-dollar OMCD is more cost effective than the standard seventy-cent commodity CD delivered by competing companies,

Together with Kodak, we are now calling on large corporations to introduce the benefits of this new technology. We will continue to design software with unique customization and personalization features to maximize Kodak Optical Media technology and customer benefits. We believe our relationship with Kodak will greatly expand our reach into the Fortune 500 during the next few years.


HISTORY

On April 19, 2001, pursuant to an affirmative vote of its shareholders, our predecessor corporation, Celebrity Entertainment Group, Inc. ("Celebrity") entered into an Agreement and Plan of Merger (the Agreement) with and into its wholly-owned Delaware subsidiary, Sharp Holding Corporation. Under the terms of the Agreement, Sharp Holding was the surviving corporation. As a result, our name was changed from Celebrity Entertainment Group, Inc., to Sharp Holding Corporation, and our state of domicile was moved from Wyoming to Delaware. Further, all of the issued and outstanding shares of Celebrity common stock, and all stock options and stock purchase rights outstanding in Celebrity were exchanged for an identical number of shares and rights in Sharp Holding. At the close of the transaction, our new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, and 20,000,000 shares of preferred stock authorized, $.001 par value.

On December 18, 2000, Celebrity, and its wholly-owned subsidiary, Sharp Florida Acquisition Corp., entered into an Agreement and Plan of Merger and Reorganization ("Agreement") with Sharp Technology, Inc. Pursuant to the Agreement, Celebrity acquired all of the issued and outstanding shares of Sharp Technology, and Sharp Technology became a wholly-owned subsidiary of Celebrity. As consideration for the shares of Sharp Technology, Celebrity issued an aggregate of 6,518,248 shares of Celebrity's common stock to the former Sharp Technology stockholders effecting a 3-for-1 exchange of Sharp Technology's shares for those of Celebrity. Following the transaction, Sharp Technology's former stockholders owned approximately 71% of Celebrity's issued and outstanding shares. The exchange of the consideration involved resulted from arms-length bargaining, and there was no previous relationship between Celebrity and Sharp Technology and/or its stockholders.

The Merger between Celebrity and Sharp Technology was accounted for as a recapitalization of Sharp Technology for financial reporting and accounting purposes; therefore, Sharp Technology was considered the predecessor company. As such, the capital accounts in the accompanying balance sheets, including all share information presented in the notes to the financial statements, have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above. Prior to its merger with Sharp Technology, Celebrity was a dormant shell company with discontinued operations.

Sharp Technology was incorporated on October 13, 1998, but did not commence operations until January 1999. Sharp Technology was organized to license, develop and market Internet-related software products and provide innovative marketing solutions to Redistribution Partners. During the years 1999 and 2000, Sharp Technology pursued research and development of its products and the expansion of its strategic business relationships.

We include the following cautionary statement in this Form10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-KSB are forward-looking statements. Words such as "believes", "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and we believe they have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectation, beliefs or projections will result, be achieved, or be accomplished.


PRODUCTS,  SERVICES  AND  MARKETING

We develop or license software solutions for bundled delivery in conjunction with our Redistribution Partners. The contents of our offerings are targeted at helping those partners retain customers and strengthen their Internet brand presence. We believe that its focus on developing Internet security, e-commerce, and content management software products is closely aligned with these objectives.

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

"Desktop  Call" - is a software program that installs an icon in the system tray
---------------
(at the bottom of the computer screen) the icon can be used to "call" the computer user back to a specific web site for additional offers and services. Desktop Call provides personalized permission based communications between a company and it's customers.

During fiscal years 2001 and 2000, the Company provided US West Communications, Inc. (now Qwest) with a series of software bundles carefully selected to help consumers, families and schools meet the challenges brought about by emerging technologies. The following software titles were included among the offerings in these bundles; NetSnitch (by NetSnitch LLC) - Monitors Internet use by children, students, and employees, Ace Reader (by Stepware, Inc.) - A reading and speed-reading training program, Comp-U-Course (by CBT Systems Limited) - A tutorial program on Internet use, Dr. Y2K (by Coherence Technology, Inc.)- A system diagnostic tool to identify Year 2000 issues for desktop operating systems, and RamDoubler (by Symantec) - A software solution for Macintosh computers to help extend effective Ram capacity.

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


THE  MARKET

Recent events have shed important light upon the manner in which the Internet will be integrated into the daily experience of the average consumer. What was once widely considered a "revolutionary" process has now been termed an "evolutionary" one. The fear that Internet "category-killers" could easily transplant industry stalwarts has been replaced by the knowledge that habit, customer loyalty and branding have a considerable permanence. And yet, the Internet remains the largest, most pervasive and rapidly expanding influence on the way companies conduct their daily business. It has emerged as a major platform for communication, providing new, highly efficient channels through which companies can engage in commerce and interact directly with customers. International Data Corporation ("IDC") forecasts that over 320 million people worldwide will be using the Internet by the end of 2002 and The Gartner Group estimates commerce conducted over the Internet will grow to nearly $4.3 trillion by 2003.

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

The Company believes its blend of software development experience and the history of its management in consumer marketing, provides a basis from which it can compete to satisfy this demand.

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

E-Commerce
----------
Widespread acceptance of the Internet has opened numerous opportunities for companies seeking growth and increased efficiencies through business-to-business ("B2B") and business-to-consumer ("B2C") e-Commerce. The Gartner Group estimates that B2B e-Commerce will grow from $145 billion in 1999 to $3.9 trillion in 2003, B2C e-Commerce will increase from $31 billion in 1999 to $381 billion in 2003, representing five-year compound annual growth rates of 128% and 87% respectively. In addition, IDC estimates the number of Internet purchases will increase from approximately 17 million in 1999 to over 80 million in 2003, a compounded annual growth rate of 47%. Furthermore, IDC projects that the world-wide market for Internet professional services will grow from $12.9 billion in 1999 to $78.6 billion in 2003, representing a compound annual growth rate of approximately 57%.

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

Content Management
------------------
Increasingly, companies are turning to the Internet as the primary vehicle for information delivery. Online business requires effective management and delivery of information to customers, partners and employees. Forrester Research indicates that, during the year 2000, many companies doubled the amount of information they publish on the Internet and predicts that this trend will continue over the next year. In order to address this growth, companies are increasingly demanding software systems that automate the workflow of content creation, management and delivery.

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


COMPETITION

The market for specialized Internet applications is highly competitive, and the Company expects that this competition will intensify in the future. The Company's marketplace is characterized by rapid technological change, evolving industry standards and compressed product life cycles. The Company believes the principle factors impacting competition in its markets are strategic affiliations, time to market, cost, product quality and performance, intellectual property, customer relationships and reputation. In providing specialized software application design and development, the Company competes with numerous businesses that also provide software design and development services, companies that have developed and market application specific Internet software products, companies that provide software tools that enable customers to develop specific Internet-enabled software applications and companies that choose to develop Internet application products internally. There are large custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet security software applications design and development services. There is no assurance that the Company will be able to compete effectively against these competitors.

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

The Company competes with other developers of content management software. The content management arena remains one of the largest opportunities on the Internet. The fear of subjecting users to inappropriate information ranks among the largest barriers to accelerated adoption. In addition, the unfocused use of the Internet in work environments remains a major concern among corporations.
With respect to content management products, the Company considers its most significant competitor to be Cyber Patrol. Cyber Patrol is the maker of the world's most widely used Internet filtering software. Cyber Patrol is highly regarded in the area of Internet information management and security software programs. In the area of intrusion detection, The Company competes with Network ICE. Network ICE enjoys a first-to-market advantage. Due to the dominant forces in the marketplace by Cyber Patrol, Network ICE and other companies, there is no assurance that the Company will be able to compete effectively against its competitors.

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

During fiscal years 2001 and 2000 we were subject to the following license or royalty agreements:

In December 1998, we entered into a co-branded site development and revenue sharing agreement with US West Communications, Inc. (now Qwest). Under specified provisions of the agreement, in September 1999, we delivered a collection of three Internet software applications (the Collection) to then current US West Internet access customers. In September 1999, we licensed US West the rights to distribute the Collection to customers who purchase US West's Internet access during the period from August 1, 1999, through December 31, 2000. Total consideration paid to us for distribution of the Collection to customers who purchased US West's Internet access during the period of the agreement was $1,440,000. During 2001, we granted Qwest a limited extension of time to complete distribution of its inventory of the Collection for which we received additional compensation in the amount of $200,000.

On March 30, 1999, we entered into a purchase agreement with Netsnitch, LLC (Netsnitch). Pursuant to the provisions of the Purchase Agreement, Netsnitch transferred ownership of specified proprietary Internet technology (the
Proprietary Technology) to us. In consideration for the acquisition of the Proprietary Technology, we agreed to pay Netsnitch (a) royalties based on usage of the Proprietary Technology, (b) $256,800 as a lump-sum royalty in association with our Agreement with US West, (c) issue Netsnitch 133,333 shares of our common stock and (d) issue Netsnitch a warrant to purchase 266,667 shares of common stock at an exercise price of $5.10 per share. On June 5, 2001, we granted 50,000 shares of unregistered common stock and a warrant to purchase
300,000 shares of unregistered common stock, at $3.00 per share, to NetSnitch LLC. The stock purchase warrant expires June 5, 2006. These securities were issued as compensation under the terms a software purchase agreement in exchange for a contract payable in the amount of $75,000 and the forfeiture of two (2) warrants granting NetSnitch LLC the right to purchase 266,667 shares of our common stock at $5.10 per share.

On  August  31,  1999,  we  entered  into  an  original  equipment manufacturers
(OEM)/reseller  agreement (the OEM/Reseller Agreement) with CBT Systems, Limited
(CBT). Under the provisions of the OEM/Reseller Agreement, CBT granted us a nonexclusive right and license to market and otherwise distribute, pursuant to our agreement with US West, certain of CBT's Internet interactive training software. In consideration for the OEM/Reseller Agreement, we agreed to pay CBT a total of $200,000. During November 2001, the remaining obligation of $71,775 outstanding under this contract was settled for the amount of $14,350, resulting in an extraordinary gain of $57,425.

In November 1999, we entered into a development and distribution partnership agreement with US West, now Qwest. Pursuant to the provisions of this agreement, we were required to complete the development of a certain Internet software application to be offered and marketed by Qwest to its Internet access customers. Qwest agreed to pay up to $125,000 for development costs and 50 percent of all royalties due ($1.00 per copy) under this agreement. We delivered the completed software during November, 2000. As of December 31, 2001, however, Qwest has failed to act upon its commitment to actively market the product and as such we believe they are in breach of their contract with us.

On February 8, 2000, we entered into a software development agreement with the Neoworx Corporation (Neoworx). Pursuant to this agreement, Neoworx developed, created and delivered certain programming code and materials and provided software implementation services pursuant to our agreement with US West. In consideration for this agreement, we paid Neoworx $135,000 and issued a warrant to purchase 60,000 shares of common stock at an exercise price of $5.10 per share. Upon issuance, the 60,000 warrants were valued at $24,660 based on fair market value as determined using the Black-Scholes pricing model. On January 15, 2001, we concluded the agreement with Neoworx, and agreed to pay a final amount of $62,500. All amounts due under this agreement were paid or settled during fiscal 2001.

In August 2000, we licensed Qwest the rights to distribute an Internet security software application (HackTracer) for a period of two years. Under the terms of this license, we are required to provide support throughout its term. Total consideration for distributions of HackTracer during the term of the agreement is $728,049, plus 50 percent of all gross profits from the license of HackTracer to Qwest's customers. The $728,049 is being recognized ratably over the two-year term of the agreement.

Beginning January 1, 2001, we licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. We are required to provide telephone support for the term of the agreement. The $300,000 is being recognized ratably over the two-year term of the agreement.

On September 20, 2001 we entered into a software purchase agreement with Neoworx, Inc. Under the terms of the agreement, we sold Neoworx intellectual property rights in the "HackTracer" software code. In exchange for those rights, we received $650,000 and a license to sell HackTracer for 120 days following the purchase transaction. This agreement does not limit our ability to develop or market competing software products. Accordingly, we intend to develop and release an advanced software firewall during the first half of Fiscal Year 2002.


OTHER  RISK  FACTORS

We commenced operation in January 1999. We have a limited operating history upon which to evaluate our operations, future prospects, business market potential, revenue and income. Our ability to implement our business plan is uncertain. Future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. In addition to the business risks discussed in other sections of this Form 10-KSB, certain other risk factors to which we are subject are outlined below.

Liquidity  And  Capital  Resources
----------------------------------
The Company has suffered recurring losses from operations that include $1,744,719, and $4,888,306 for the years ended December 31, 2001 and 2000, respectively. These recurring losses have produced an accumulated deficit of $8,291,086, and a working capital deficit of $2,396,935 as of December 31, 2001. Operating losses and negative cash flow have continued during 2002. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. In order to secure payment of the delinquent deposits and penalties we have arranged a guarantee of payment by our Chief Executive Officer. Our management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing our sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. Our management is confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern

We've financed our operations from inception primarily through private financing transactions and payments related to our agreements with Qwest Communication Services, Inc. One such agreement included the release of a content management software program to all Qwest .net customers and potential .net customers. We believe Qwest's non-performance on this agreement cost us in excess of two million dollars of actual damages and twenty million dollars in projected revenue. We expect to exercise our right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for our loss of revenue. Our future success is dependent upon many factors including, but not limited to; our ability to continue to develop and market products and services, our ability to create new Redistribution Partnerships, and obtaining the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

Reliance  Upon  Strategic  Partnerships,  Acquisitions  And  Relationships
--------------------------------------------------------------------------
All of our revenues were generated by sales to two companies. They consisted of a software licensing sale and a series of subscription contracts with US West (now Qwest).

We depend on third party companies and on strategic partnerships to develop and distribute our products. The loss of their services has an adverse effect on our business. Further, mergers or corporate reorganizations involving these strategic partners could result in changes in control, personnel and strategic direction or significant reorganization in business structure. Such changes could weaken or displace our strategic alliances.

Growth of our business requires development of our technology, products, services and customer base, and therefore, we may, in the future, pursue strategic acquisitions of complementary businesses. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. There can be no assurance that we will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future or that any acquisition will enhance our businesses. There can be no assurance that we will develop such relationships or if developed that they will prove successful or profitable.

Market  Demand,  Rapid  Technological  Change  And  The  Emerging  Internet
---------------------------------------------------------------------------
The Internet software industry is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. In particular, the market for Internet and intranet applications is relatively new and is rapidly evolving. Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. There can be no assurance that: we will be successful in developing and marketing new products or product enhancements that respond to technological change and evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that any new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be materially adversely affected.

The markets for our products are rapidly evolving. There can be no assurance that the Internet or common public protocols will continue to be used to facilitate communications or that the market for Internet marketing and software in general will continue to expand or that the demand for our software products in particular will expand. Continued growth of this market will depend, in large part, upon the continued expansion of Internet usage by consumers, the number of organizations adopting or expanding Internet use for marketing, and upon the ability of their respective infrastructures to support an increasing number of users and services. If the necessary infrastructure or complementary products and services are not developed in a timely manner and, consequently, the Internet software markets fail to grow or grow more slowly than we currently anticipate, our business, operating results and financial condition would be materially and adversely affected.

Product  Liability;  Risk  Of  Product  Defects
-----------------------------------------------
Our sales agreements typically contain provisions designed to limit exposure to potential product liability or related claims. In selling its products, we rely primarily on "shrink wrap" licenses that are not signed by the end-user, and, for this and other reasons, such licenses may be unenforceable under the laws of certain jurisdictions. As a result, the limitation of the liability provisions contained in our agreements may not be effective. We may have the risk of product liability and related claims. A product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

Software products as complex as those we offer may contain undetected errors or failures when first introduced or when new versions are released. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite our testing and testing by current and potential Redistribution Partners, there can be no assurance that errors will not be found in new products or releases after commencement of commercial shipments. The occurrence of these errors could result in adverse publicity, loss of or delay in market acceptance or claims by resellers against us, any of which could have a material adverse effect upon our business, operating results and financial condition.

Governmental  Regulation
------------------------
We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, caching of content by server products, encryption concerns, including export controls, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, email network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect our ability to provide our products and services and increase the costs associated with our products and services, and may affect the growth of the Internet. These laws or regulations may therefore harm our business.

OTHER

We face no pressures with respect to the availability of raw materials required to support our operations and do not foresee any material impact on our business arising from the effects of environmental legislation. During fiscal years 2001 and 2000, we expended $346,000 and $760,000 respectively, on costs of sales and services, related to our products.


EMPLOYEES

At December 31, 2000 we had approximately 20 full-time employees. To reduce operating cost and increase efficiency, we restructured our labor force into a performance-based system. Subsequently we currently have 2 full-time employees, 8 contract consultants and a host of stand-by programmers through development contracts. We hire or release employees and/or consultants in conjunction with the expansion or contraction of our business. At present, the majority of our personnel resources work without regular compensation. Since the success of our business plan depends upon our ability to attract, train and retain qualified personnel, there is a risk that without sufficient capital we will be unable to expand or replace our current labor force. Our employees are not represented by a union and there are no general labor contracts in effect. We believe we have a good relationship with all of our employees and consultants.


ITEM  2.   DESCRIPTION  OF  PROPERTY

Through May 31, 2001, we leased approximately 5,000 square feet as primary office space in a mid-rise office building at 5120 Woodway, Suite 9029 in Houston, Texas. During the period from April to June 2001, we decentralized office facilities in connection with cost-cutting programs. At that time we leased, two smaller offices totaling approximately 2,000 square feet and arranged for an additional 2,000 square feet of supporting office space with certain consultants at no cost to us. Our main office is located in an office building at 13135 Champions Drive, Suite 100 in Houston, Texas and our secondary office, housing our Phoenix operations, is located at 7464 E. Tierra Buenan, Suite 205 in Scottsdale, Arizona. For the period January 1, 2001 through December 31, 2001, rents associated with these spaces totaled $59,198. The lease on our primary office space in Houston expires on May 31, 2002 and our Phoenix office is leased on a month to month basis with a 30-day cancellation provision. We do not anticipate any difficulty in either extending our current leases, or securing alternative leased facilities. We also entered into a lease on a sales office in Denver, Colorado, which expired on March 31, 2001, at which time we vacated the premises and have not reopened any office space in Denver. Monthly lease payments associated with the Denver offices were $1,490. Our total rental expense for the fiscal year ending December 31, 2001 including office rents and certain equipment leases was $86,125.


ITEM  3.   LEGAL  PROCEEDINGS

In November 1999, we entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application which Qwest promised to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. We believe Qwest breached its obligation to us and as a result has caused substantial damage to our business model and future prospects. Accordingly, we intend to initiate a process to bring a cause of action against Qwest for unspecified damages.

In connection with that same development and distribution partnership agreement with Qwest, we engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. We have been informed that Navi-Gates has initiated a process to bring a cause of action against both Qwest and Sharp Technology to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. We are seeking resources to settle this dispute.

In addition, from time to time, we are involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on our financial position or results of operations.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE


                                     PART II

ITEM 5.   MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "SHAR". The market for our stock must be characterized as a limited market due to the limited number of shares in the public float and the relatively small trading volume. No assurance can be given that the over-the-counter market, or any market, for our securities will continue or that the prices in such market will be maintained at their present levels. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of Sharp Holding Corporation and its predecessor, Celebrity Entertainment Group, Inc. as reported by the National Quotation Bureau taking into account and restated for all stock splits. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.


                                   Sharp (Celebrity) Common Stock
                                  ---------------------------------
                                       High Bid          Low Bid
                                  ------------------  -------------
Fiscal Year 2000:
-----------------
First Quarter  (from March 5th )  $             1.50  $        1.50
--------------------------------  ------------------  -------------
Second Quarter                    $              .75  $         .03
--------------------------------  ------------------  -------------
Third Quarter                     $              .63  $         .63
--------------------------------  ------------------  -------------
Fourth Quarter                    $             5.12  $        2.00
--------------------------------  ------------------  -------------

Fiscal Year 2001:
-----------------
First Quarter                     $            11.03  $        1.38
--------------------------------  ------------------  -------------
Second Quarter                    $             2.56  $         .50
--------------------------------  ------------------  -------------
Third Quarter                     $             2.20  $         .45
--------------------------------  ------------------  -------------
Fourth Quarter                    $             1.95  $         .72
--------------------------------  ------------------  -------------

--------------------------------  ------------------  -------------
Fiscal Year 2002:
-----------------
First Quarter  (to March 15th )   $              .96  $         .25
--------------------------------  ------------------  -------------

At March 15, 2002, the last bid price for our common stock as reported on the OTC Bulletin Board was $.40 per share and the company had approximately 345 shareholders of record.

DIVIDEND  POLICY

We have not paid a dividend on our stock since our incorporation and do not anticipate paying any dividends in the foreseeable future. We intend to retain earnings to finance expansion of our business, to repay outstanding and future indebtedness and to use for general operating purposes. In the future, our Board of Directors will determine whether we will pay any dividends, depending upon our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in this Form 10-KSB.


FORWARD  LOOKING  STATEMENTS  AND  INFORMATION

We include the following cautionary statement in this Form10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-KSB are forward-looking statements. Words such as "believes", "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and we believe they have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectation, beliefs or projections will result, be achieved, or be accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse effects on the Company's financial condition and results of operations: risks and uncertainties relating to the availability of acceptable financing to fund corporate operations, uncertainties relating to our product development and marketing, competitive factors, and our dependence on key personnel. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OPERATIONS

We are developers of software products that are utilized to provide marketing solutions for Fortune 500 companies. We expect that large corporations will distribute our software products as premium components in their strategic marketing campaigns, usually mailed and delivered as CD ROMs, to acquire new customers and motivate, reward, and "monetize" their existing customer bases.

During the past two years our primary source of business revenue was derived from a series of agreements with U S West/Qwest Communications. Formerly one of the "Baby-Bells", Qwest services over twenty five million telephone customers and delivers high-speed Internet connections worldwide. In one such campaign, Qwest used programs we developed as a high value incentive in an effort to motivate its telephone customers to purchase other Qwest services such as dial-up Internet and DSL products. Our strategy of having client companies pay for the majority of the sales, marketing and distribution costs by using our products in their marketing programs provides a competitive advantage for us. Another of our agreements with Qwest included the release of a content management software program to all Qwest .net customers and potential .net customers. Qwest has failed to perform under this agreement. We believe Qwest's non-performance cost us in excess of two million dollars of actual damages and twenty million dollars in projected revenue. We expect to exercise our right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for our loss of revenue.

We have recently been selected by Eastman Kodak Corporation to represent Kodak's new "Optical Media CD" technology. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. We are now collaborating with Kodak to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver up to a 75% average response rate, compared to the 5% response rate of standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our four-dollar OMCD is more cost effective than the standard seventy-cent commodity CD delivered by competing companies,

Together with Kodak, we are now calling on large corporations to introduce the benefits of this new technology. We will continue to design software with unique customization and personalization features to maximize Kodak Optical Media technology and customer benefits. We believe our relationship with Kodak will greatly expand our reach into the Fortune 500 during the next few years.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

For the fiscal year ended December 31, 2001 we had total revenues of $1,501,000 compared to total revenues of $1,819,000 for the year ended December 31, 2000. The decrease in revenues of $318,000 in fiscal year 2001 represents a decrease of approximately 17% over those of the previous fiscal year. Such decrease was the result of the overall collapse of the "Tech Sector" during 2001 and the failure of Qwest to perform under certain contractual obligations.

Our costs of sales and services relate to development, fulfillment and technical support. These costs totaled $346,000 in 2001 and $760,000 in 2000, a decrease of approximately $414,000 (55%) between years. This lessening of expense relates primarily to a current year decrease in the amortization of capitalized development costs for our new products.

Our selling, general and administrative expenses were $2,847,000 for the fiscal year ended December 31, 2001 compared to $5,387,000 for the fiscal year ended December 31, 2000. The $2,540,000 (47%) decrease in these expenditures between years can be attributed to approximately $2.5 million in stock-based compensation granted during fiscal year 2000 as compared to only $784,000 of such compensation granted during 2001 (a decrease of $1.7 million between years). Stock-based compensation is granted principally in connection with employee compensation, certain software development contracts and financial services consulting agreements. In addition, decreases in our selling, general and administrative expenses can be attributed to cost cutting programs which took effect during the second half of 2001. Such programs resulted in an overall decrease in salaries, wages, travel, entertainment, rents and professional fees.

Our interest expense totaled $95,000 and $478,000 for the fiscal years ended December 31, 2001 and 2000, respectively. The decrease in interest expense of $383,000 (80%) between years relates almost entirely to our use of stock-based incentives in connection with certain debt instruments issued during fiscal year 2000. Such incentives have not been generally used during 2001.

During 2001, we generated extraordinary gains of $105,000 on the settlement of an account payable with certain vendors and software development partners.

The decrease in our overall net loss of approximately $3.1 million (64%) during fiscal year 2001 as compared to fiscal year 2000 can be attributed in largest part to the fiscal year 2000 recognition of $2.8 million in the fair market value of stock-based compensation and consideration related to stock and stock warrants granted in connection with employee compensation, certain software development contracts, financial services consulting agreements and warrants granted to certain debt holders. In addition, current year losses were impacted by a decrease in the amortization of development costs and the effects of operating cost reducing programs.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has suffered recurring losses from operations that include $1,744,719, and $4,888,306 for the years ended December 31, 2001 and 2000, respectively. These recurring losses have produced an accumulated deficit of $8,291,086, and a working capital deficit of $2,396,935 as of December 31, 2001. Operating losses and negative cash flow have continued during 2002. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. In order to secure payment of the delinquent deposits and penalties we have arranged a guarantee of payment by our Chief Executive Officer. Our management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing our sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. Our management is confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB have been qualified with respect to that risk.

We've financed our operations from inception primarily through private financing transactions and payments related to our agreements with Qwest Communication Services, Inc. One such agreement included the release of a content management software program to all Qwest .net customers and potential .net customers. We believe Qwest's non-performance on this agreement cost us in excess of two million dollars of actual damages and twenty million dollars in projected revenue. We expect to exercise our right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for our loss of revenue. Our future success is dependent upon many factors including, but not limited to; our ability to continue to develop and market products and services, our ability to create new Redistribution Partnerships, and obtaining the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

At December 31, 2001, we have no material outstanding purchase commitments and during fiscal years 2001 and 2000, there are no significant elements of income or loss that do not arise from our continuing operations other than an extraordinary gain of $105,000 resulting from extinguishment of debt. Further, with the exception of the potential impact of the Christmas buying season on the results of our e-commerce efforts, which is not currently estimable, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

ITEM 7.   FINANCIAL  STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arthur Andersen LLP, Independent Public Accountants, audited our balance sheets as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended. Such financial statements accompanied our Form 10-KSB for the year ended December 31, 2000 and were filed with the Securities and Exchange Commission on April 02, 2001. The report of Arthur Andersen LLP, on such financial statements, dated February 23, 2001 was modified by indicating that there is substantial doubt as to the Company's ability to continue as a going concern and did not contain any other adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our client-auditor relationship with Arthur Andersen LLP ceased on or about July 26, 2001 and Arthur Andersen declined to give consent for inclusion of the 2000 audited financial statements in the current year 10-KSB as the amount of work required to complete their examination could not be finalized before the required filing deadline.

Ham, Langston & Brezina, LLP, Certified Public Accountants of Houston, Texas was appointed by the Company on July 26, 2001, pursuant to a recommendation of our Chairman of the Board and President, Mr. George Sharp, to audit our financial statements for our fiscal year ended December 31, 2001 and to reaudit our financial statements for our fiscal year ended December 31, 2000.

During our two most recent fiscal years and any subsequent interim period preceding the date of dismissal, there were no disagreements between us and Arthur Andersen LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.


                                    PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS, EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

The following table contains information concerning the executive corporate officers, directors and certain other executives of both Sharp Holding Corporation and Sharp Technology, Inc.:

NAME             Age                      POSITION WITH COMPANY
----             ---                      ---------------------
George Sharp      59  President/Chief Executive Officer, Chief Accounting Officer,
                      Director, Secretary (Sharp Holding and Sharp Technology)
Louis Schwartz    54  Senior Vice President of Business Development
                      (Sharp Holding and Sharp Technology)
Gilbert Gertner   77  Director
                      (Sharp Holding)
Alan Pavsner      49  Director
                      (Sharp Holding)

Directors are elected annually and hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships between or among any of our directors and executive officers. The Company's Board of Directors consists of three persons.


George  Sharp,  President/Chief Executive Officer and Director, has acted in the
--------------------------------------------------------------
listed capacities with Sharp Technology since its inception in October 1998 and with Sharp Holding (previously Celebrity) since December 20, 2000. From 1996 to 1999, Mr. Sharp was the Chief Executive Officer and President of Commercial Capital, a personal investment corporation. From 1992 to 1996, Mr. Sharp was the Chief Executive Officer and President of Citadel Computer Systems, a publicly traded network security software developer with approximately 150 employees (NASDAQ: CITN). From 1990 to 1992, Mr. Sharp was the Chief Executive Officer and President of Matrix Systems, Inc., an insurance industry related software developer. In each of these positions, Mr. Sharp was responsible for executive management, control of daily operations, and direction of sales and marketing functions.

Earlier in his career, Mr. Sharp was a corporate turnaround specialist and merchant banker, responsible for the profitable structuring of leveraged buyouts in the plastics industry and the successful reorganization of troubled real estate ventures involving as much as $100 million.

Louis  Schwartz, Senior Vice President of Business Development, has acted in the
--------------------------------------------------------------
listed capacity with Sharp Technology since its inception in October 1998 and with Sharp Holding (previously Celebrity) since December 20, 2000. Mr. Schwartz was Vice President of Sales for Commercial Capital Trading Corporation from 1995 to 1998. From 1991 to 1995, Mr. Schwartz was the director of sales and marketing of Panda Productions, and from 1976 to 1991 Mr. Schwartz was self-employed as a sales and marketing consultant. In each of these positions, Mr. Schwartz has been responsible for providing marketing and program development strategies to large national or regional corporations.

Throughout his career, Mr. Schwartz has established and maintained successful client partnerships with a variety of Fortune 1000 companies, including: Norwest Bank, BellSouth, IBM, Nucor Steel, Cellular One, and Royal Bank of Canada.

Gilbert Gertner, Director, joined our Board of Directors in December 2000. He is
-------------------------
a private investor and co-founder of a number of industrial, real estate development and high-tech companies. Mr. Gertner is known for his philanthropic endeavors including the construction of schools and medical facilities in developing countries. Mr. Gertner currently serves as Chairman of the Board and CEO of Worldwide Petromoly, Inc. a company with which he has been associated since 1993. During the period from 1994 to 1997 Mr. Gertner served as a Director of Citadel Computer Systems and prior to 1996, Mr. Gertner also served as a Director of Data Software Systems, Inc.

Alan  Pavsner,  Director, was re-appointed to our Board of Directors in December
------------------------
2000. Prior to his appointment, Mr. Pavsner served as the President and Chief Executive officer of Celebrity while it undertook its search for suitable merger candidates. During the period from March 2000 to November 2000, Mr. Pavsner acted as Chief Operating Officer for WorldWideWeb Institute, an entity involved in supplying web site development services to its clients. Between March 1999 and March 2000, he was Vice President for Field Operations for Integrated Homes, Inc., Boca Raton, Florida, which was engaged in providing low voltage technology solutions to major builders and developers under residential construction. Between January 1997 and March 1999, Mr. Pavsner was Vice President of Marketing for Spectra Systems, Inc., which was engaged in developing advanced technology equipment to major OEMs and Department of Defense contractors. Between January 1995 and January 1997, Mr. Pavsner was Vice President for P.N.C. Investments, Ltd. which was engaged in advising clients relative to acquisitions, and mergers and public securities markets. Between 1974 and 1995, Mr. Pavsner served with the United States Marine Corps where he concluded his career as Commanding Officer of Marine Aviation Support Group, Naval Air Warfare Center, Point Mugu, California and retired with the rank of Lieutenant Colonel.


COMMITTEES OF THE BOARD OF DIRECTORS

As of December 31, 2001 the Company's Board of Directors had no formal compensation, nominating or audit committees.


LIMITATION  OF  DIRECTORS'  LIABILITY

Delaware law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. Our Articles of Incorporation limit the liability of directors to us (in their capacity as directors but not in their capacity as officers) and our shareholders to the fullest extent permitted by Delaware law. Specifically, our directors will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transactions from which the director derived an improper personal benefit, whether or not the benefit resulted from an action taken in the person's official capacity.

The inclusion of this provision in the Articles may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter shareholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its shareholders.

Our Articles provide for the indemnification of our executive officers and directors, and the advancement to them of expenses in connection with any proceedings and claims, to the fullest extent permitted by Delaware law. The Articles include related provisions meant to facilitate the indemnitees' receipt of such benefits. These provisions cover, among other things: (i) specification of the method of determining entitlement to indemnification and the selection of independent counsel that will in some cases make such determination, (ii) specification of certain time periods by which certain payments or determinations must be made and actions must be taken, and (iii) the establishment of certain presumptions in favor of an indemnitee.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

CERTAIN SECURITIES FILINGS

We believes all persons subject to Section 16(a) of the Act in connection with their relationship to our operations have complied on a timely basis.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of our executive officers and certain other executives for the years ending December 31, 2001, 2000 & 1999.

                                     SUMMARY COMPENSATION TABLE

-----------------------  ----  ---------------------------  -----------------------  -------  --------
                                                            LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION               AWARDS           PAYOUTS
-----------------------  ----  ---------------------------  -----------------------  -------  --------
                                                   OTHER                SECURITIES              ALL
                                                   ANNUAL   RESTRICTED  UNDERLYING             OTHER
NAME & PRINCIPAL                                  COMPEN-     STOCK      OPTIONS/     LTIP    COMPEN-
POSITION                 Year   SALARY    BONUS    SATION     AWARDS       SARS      PAYOUTS   SATION
-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
George Sharp, CEO,       2001              --0--     --0--       --0--        --0--    --0--     --0--
CAO, (Sharp Holding      2000  $ 162,063   --0--     --0--       --0--        --0--    --0--     --0--
and Sharp Technology),   1999  $ 230,000   --0--     --0--       --0--         (**)    --0--     --0--
     Director                      (*)
-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Robert Wesolek,          2001  $ 118,904   --0--     --0--       --0--        --0--    --0--     --0--
former CFO (Sharp        2000  $ 116,000   --0--     --0--       --0--        --0--    --0--     --0--
Holding and Sharp        1999  $  76,000   --0--     --0--       --0--        --0--    --0--     --0--
Technology)
-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Louis Schwartz, Sr VP    2001  $  87,124   --0--  $  3,600       --0--        6,667    --0--     --0--
(Sharp Holding and       2000  $ 112,000  $1,000  $  4,000       --0--        --0--    --0--  $  6,300
Sharp Technology)        1999      --0--   --0--  $ 77,000       --0--        --0--    --0--     --0--
-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Michael Pierce, CTO      2001  $  70,150   --0--     --0--       --0--        6,667    --0--     --0--
(Sharp Technology)       2000  $ 116,000   --0--     --0--       --0--        --0--    --0--     --0--
                         1999  $  28,000   --0--  $ 52,000       --0--        --0--    --0--     --0--
-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Alan Pavsner, Former     2001      --0--   --0--  $127,500       --0--        --0--    --0--     --0--
CEO (Celebrity),         2000      --0--   --0--     --0--       --0--        --0--    --0--     --0--
Director, Sharp Holding  1999      --0--   --0--     --0--       --0--        --0--    --0--     --0--

-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Gilbert Gertner,         2001      --0--   --0--  $ 27,500       --0--        --0--    --0--     --0--
Director, Sharp Holding  2000      --0--   --0--     --0--       --0--        --0--    --0--     --0--
                         1999      --0--   --0--     --0--       --0--        --0--    --0--     --0--
-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------
Adreena Betti, General   2001  $ 188,612   --0--     --0--       --0--        6,667    --0--     --0--
Manager, Sharp           2000  $  81,208   --0--     --0--       --0--        --0--    --0--     --0--
Technology               1999  $  57,000   --0--     --0--       --0--        --0--    --0--     --0--
-----------------------  ----  ---------  ------  --------  ----------  -----------  -------  --------

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

           OPTION/SAR GRANTS IN LAST FISCAL YEAR (SHARP HOLDING CORPORATION)

----------------------------------------------------------------------------------------------
                   NUMBER OF SECURITIES        PERCENT OF TOTAL
NAME & PRINCIPAL  UNDERLYING OPTIONS/SARS   OPTIONS/SARS GRANTED TO   EXERCISE OF   EXPIRATION
POSITION                  GRANTED          EMPLOYEES IN FISCAL YEAR    BASE PRICE      DATE
----------------  -----------------------  -------------------------  ------------  ----------
George Sharp                        --0--              N/A                N/A           N/A
----------------  -----------------------  -------------------------  ------------  ----------
Robert Wesolek                      --0--              N/A                N/A           N/A
----------------  -----------------------  -------------------------  ------------  ----------
Louis Schwartz                      6,667             6.9 %              $9.00        1/1/2006
----------------  -----------------------  -------------------------  ------------  ----------
Michael Pierce                      6,667             6.9 %              $9.00        1/1/2006
----------------  -----------------------  -------------------------  ------------  ----------
Alan Pavsner                        --0--              N/A                N/A           N/A
----------------  -----------------------  -------------------------  ------------  ----------
Gilbert Gertner                     --0--              N/A                N/A           N/A
----------------  -----------------------  -------------------------  ------------  ----------
Adreena Betti                       6,667             6.9 %              $9.00        1/1/2006
----------------  -----------------------  -------------------------  ------------  ----------

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FY-END OPTION/SAR VALUES (SHARP HOLDING CORPORATION)

----------------  ------------  ---------  -------------------------  -------------------------
                                             NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED          IN-THE-MONEY
                     SHARES                     OPTIONS/SARS AT            OPTIONS/SARS AT
NAME & PRINCIPAL    ACQUIRED      VALUE         FISCAL YEAR-END            FISCAL YEAR-END
POSITION          ON EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----------------  ------------  ---------  -------------------------  -------------------------

George Sharp               (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Robert Wesolek             (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Louis Schwartz             (*)        (*)          6,667   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Michael Pierce             (*)        (*)          6,667   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Alan Pavsner,              (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Gilbert Gertner            (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------
Adreena Betti              (*)        (*)          6,667   /   --0--          --0--   /   --0--
----------------  ------------  ---------  -------------------------  -------------------------

(*)  Did  Not  Exercise  Any  Options

COMPENSATION OF DIRECTORS

We do not currently pay any directors fees, but we pay the expenses, if any, of our directors attending board meetings.


EMPLOYMENT  CONTRACTS  AND  CHANGE-IN-CONTROL  ARRANGEMENTS

We have no currently active employment contracts. In connection with the change of control arising from the merger of Sharp Technology and Celebrity, Alan Pavsner, Celebrity's former chief executive, was replaced by our current chief executive officer. On January 1, 2001, we entered into a consulting agreement with Marine Way Inc., a corporation wholly-owned by Alan Pavsner. This agreement provides that Marine Way, Inc. will support our efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, we agreed to pay Marine Way, Inc., a fee of $10,000 a month during the 24-month term of the agreement.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information as of March 15, 2002, with respect to the beneficial ownership of our shares by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and certain other executives and (iv) all executive officers, certain other officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown. As of March 15, 2002 there were approximately 10,216,448 shares of our common stock outstanding.

--------------  -----------------------------------  -----------------  ---------
TITLE OF CLASS                 NAME                  NUMBER OF SHARES    PERCENT
                                                                OWNED   OF CLASS
--------------  -----------------------------------  -----------------  ---------
Common          George Sharp
Stock           13135 Champions Drive,                    2,190,799(1)     21.44%
                Suite 100
                Houston, TX  77069
--------------  -----------------------------------  -----------------  ---------
Common          Gilbert Gertner
Stock           1300 Post Oak Blvd, Suite 2222           1,165,125 (2)     11.04%
                Houston, TX, 77056
--------------  -----------------------------------  -----------------  ---------
Common          Alan Pavsner
Stock           18870 Still Lake Drive                         50,000       0.49%
                Jupiter, FL 33458
--------------  -----------------------------------  -----------------  ---------
Common          Louis Schwartz
Stock           13135 Champions Drive,                     623,169 (3)      6.10%
                Suite 100
                Houston, TX  77069
--------------  -----------------------------------  -----------------  ---------
Common          Robert Wesolek
Stock           5120 Woodway, Suite 10001                     651,556       6.38%
                Houston, TX  77056
--------------  -----------------------------------  -----------------  ---------
Common          All Executive Officers, Certain
Stock           Other Officers & Directors, as a
                group                                    4,029,093 (4)     38.17%
                (4 persons)
--------------  -----------------------------------  -----------------  ---------

(1)  Includes  666,667  shares  of  common  stock pledged as collateral on debt.
(2) Includes 300,000 shares of common stock held in trust over which Mr. Gertner is the sole trustee, and 333,333 shares of common stock under a warrant agreement with and exercise price of $5.10 per share and no stated expiration date.
(3) Includes 6,667 shares of common stock under a 5-year option granted January 1, 2001.

(4) Includes 300,000 shares of common stock held in trust and 340,000 shares of common stock under option and warrant agreements


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On January 1, 1999, we entered into a deferred salary arrangement with our CEO George Sharp, in which Mr. Sharp agreed to defer his annual salary of $150,000 from January 1, 1999, through December 31, 1999. The accrued salary was due and payable in full upon the CEO's request on or after January 1, 2000. On October 30, 2000, Mr. Sharp forfeited and forgave, without consideration, all rights to the deferred salary.

On January 15, 1999, we entered into a revolving credit line agreement (the Revolving Credit Line) with George Sharp, our CEO, in the amount of $750,000. The Revolving Credit Line bears interest at 10 percent per annum and is payable on demand. In addition to the interest payable on the Revolving Credit Line, we agreed to pay the CEO $200,000 and issue a total of 400,000 options at exercise prices from $9 to $30 per share. The options issued in connection with this agreement were not assigned a dollar value, as management believed the value of the options was de minimis at the date of issuance. On October 30, 2000, Mr. Sharp voluntarily forfeited his rights to the $200,000 payable and accrued interest on the Revolving Credit Line. On December 15, 2000, in connection with the merger of Sharp Technology and Celebrity, Mr. Sharp also voluntarily forfeited his rights to the 400,000 options issued in connection with these transactions.

During May and June 1999 respectively, we entered into two (2) software development and marketing agreements with companies in which Robert Wesolek, our chief financial officer, is a controlling stockholder. We believe both of these transactions were entered into under arms-length terms at prevailing market rates. In the first agreement, we received a nonexclusive license to market and otherwise distribute (in association with our agreement with Qwest) copies of the desktop software product Dr. Y2K through December 31, 2000. As consideration, we agreed to pay $150,000 and grant options to purchase 16,667 shares of our common stock at an exercise price of $0.75 per share. The options issued in connection with this agreement were not assigned a dollar value, as management believed the value of the options was de minimis at the date of issuance. During December 2000, Mr. Wesolek voluntarily canceled these options without consideration. In the second agreement, we purchased program code and maintenance services for our Internet content management program, It's Your Net, for use in connection with our co-development agreement with Qwest. As compensation, we paid fees of $200,000 and a royalty equivalent to $1 per copy of the software sold or transferred for use to a customer.

On January 1, 2000, we granted Gilbert Gertner, a shareholder and member of our Board of Directors, a warrant to purchase 333,333 of our shares of common stock at an exercise price of $5.10 per share. This warrant had no specified expiration date and was granted in recognition of Mr. Gertner's ongoing contribution to our growth and success. The value at of the warrant at its date of grant, as estimated using a Black-Scholes pricing model, was $411,000.

During  the period from February 2, 2000 to June 28, 2000, we entered into three
(3) note payable agreements totaling $237,500 with Gilbert Gertner, a shareholder and member of our Board of Directors. All notes bore interest at 10% per annum and were payable, in full, on demand. During September 2000, these notes were repaid using 52,778 shares of our common stock at a price of $4.50 each in connection with a private placement of equity securities. On November 16, December 12, 2000, and March 1, 2001, we entered into three additional note payable agreements with this stockholder in the amounts of $60,000, $40,000 and $100,000 respectively. These notes bear interest at 10 percent per annum and are payable on demand. As of December 31, 2001, the entire balance of all three notes remained outstanding.

On January 1, 2001, we entered into a consulting agreement with Marine Way Inc., a corporation wholly-owned by Alan Pavsner, former president of Celebrity and a member of our Board of Directors. This agreement provides that Marine Way, Inc. will support our efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, we have agreed to pay Marine Way, Inc., a fee of $10,000 a month during the 24-month term of the agreement.

During March 2001, we obtained a guarantee from George Sharp ,our chief executive officer, to pay all payroll taxes outstanding as of March 15, 2001, together with the amount of any related interest and penalty. The guarantee calls for Mr. Sharp to make a loan to us to cover these amounts. The note will be payable upon demand by Mr. Sharp and will bear interest at a rate of 10% per annum. As of December 31, 2001 we have received no funding under this guarantee.

During March 2001, we borrowed a total of $55,000 under the terms of an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer. During the period from April through June 2001, we borrowed an additional $124,685 against that line. During the period from July through September 2001, we reduced the amount due on this line by a net amount of $27,120. During the period from October through December 2001, reduced the amount due on this line by a net amount of $24,500. The total amount due of $128,065 at December 31, 2001 bears interest at 10% per annum and is payable, in full, on demand.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a)  EXHIBITS

Exhibit  No.        Identification  of  Exhibit

1.1 Incorporated by reference to the Agreement and Plan of Merger of Sharp Holding Corporation, a Delaware Corporation, and Celebrity Entertainment Group, Inc., A Wyoming Corporation dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix A.

2.1 Incorporated by reference to the Agreement and Plan of Merger and Reorganization between Celebrity Entertainment Group, Inc., Sharp Florida Acquisition Corp. and Sharp Technology, Inc., dated December 18, 2000 as previously filed in connection with our Form 10-KSB filed April 2, 2001.

3.1(a) Incorporated by reference to the Articles of Incorporation of Celebrity Entertainment Group, Inc., previously filed in connection with our registration on Form 10-SB files on January 10, 2000.

3.1(b) Incorporated by reference to the Amendment to the Articles of Incorporation of Celebrity Entertainment Group, Inc., previously filed in connection with our registration on Form 10-SB files on January 10, 2000.

3.1(c) Incorporated by reference to the Certificate of Merger previously filed in connection with our registration on Form 10-SB files on January 10, 2000.

3.1(d) Incorporated by reference to the Articles of Merger of Sharp Florida Acquisition Corp., with and into Sharp Technology, Inc., filed with State of Florida and as previously filed in connection with our Form 8-K on January 2, 2001.

3.1(e) Incorporated by reference to the Incorporated by reference to the Bylaws of Celebrity Entertainment Group, Inc. as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

3.2  (a)            Incorporated by reference to the Articles  of  Incorporation of  Sharp  Holding  Corporation,  dated  February  16,  2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix B.

3.2  (b)            Incorporated  by  reference  to  the  By-Laws  of  Sharp
                    Holding Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive
                    Proxy  Statement  as  Appendix  C.

4.1(a) Incorporated by reference to the Celebrity Entertainment Group, Inc., specimen of common stock certificate as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

4.1(b)              Incorporated  by  reference  to  the  Sharp Technology, Inc.
                    common stock warrant for Gilbert Gertner as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(a) Incorporated by reference to the Consulting Agreement between Celebrity Entertainment Group, Inc. and Marine Way, Inc. dated December 18, 2000 and as previously filed in connection with our Form 8-K on January 2, 2001.

10.1(b) Incorporated by reference to the Credit Line Agreement between Sharp Technology, Inc. and Commercial Capital
                    Trading Corporation dated November 30,1999 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(c) Incorporated by reference to the Software Marketing Agreement between Sharp Technology, Inc. and Coherence Technology, Corp dated May 15, 1999 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(d) Incorporated by reference to the Software Development Agreement between Sharp Technology, Inc. and the Navi-GATES Corporation dated June 25, 1999 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)i Incorporated by reference to the Promissory Note between Sharp Technology, Inc. and Gilbert Gertner dated February 2, 2000 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)ii           Incorporated  by  reference  to  the Promissory Note between
                    Sharp  Technology,  Inc. and Gilbert Gertner dated April 15,
                    2000 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)iii          Incorporated  by  reference  to the Promissory  Note between
                    Sharp  Technology,  Inc.  and Gilbert Gertner dated June 28,
                    2000 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)iv           Incorporated  by  reference  to  the Promissory Note between
                    Sharp  Technology,  Inc.  and Gilbert Gertner dated November
                    16,  2000  as  previously  filed in connection with our Form
                    10-KSB  for the year ended December 31, 2000 and filed April
                    2,  2001.

10.1(e)v Incorporated by reference to the Promissory Note between Sharp Technology, Inc. and Gilbert Gertner dated December 12, 2000 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)vi           Incorporated  by  reference  to  the Promissory Note between
                    Sharp  Technology,  Inc.  and Gilbert Gertner dated March 1,
                    2001 as previously filed in connection with our Form 10-QSB for the Quarter ended March 31, 2001 and filed May 14, 2001.

10.1(f)i Incorporated by reference to the US West and Sharp Technology Web Site Linking, Co-Branded Site Development,
                    Marketing, and Revenue Sharing for US West.net. dated December 16, 1998 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(f)ii           Incorporated  by  reference  to  the  US  West  And  Sharp
                    Technology  Development  And  Distribution  Partnership
                    Agreement dated November 3, 1999 as previously filed in connection with our Form 10-KSB for the year ended December
                    31,  2000  and  filed  April  2,  2001.

10.1(g) Incorporated by reference to the Software Purchase and License-Back Agreement between Sharp Technology, Inc and Neoworx, Inc. dated September 20, 2001 as previously filed in connection with our Form 10-QSB for the Quarter ended
                    September  30,  2001  and  filed  October  14,  2001.

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


(b)  REPORTS  ON  FORM  8-K

None

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized, April 11, 2002.

Sharp  Holding  Corporation

By:  /s/  George  Sharp
-----------------------------------------------------------------
George Sharp, Director, Chief Executive Officer, Chief Accounting
Officer and President


Pursuant to the requirement of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                                               Date
---------                                               ----

By:  /s/  George  Sharp                             April 11, 2002
------------------------------------------------
George Sharp, Chairman of the Board of Directors


By:  /s/  Gilbert  Gertner                          April 11, 2002
------------------------------------------------
Gilbert Gertner, Director



By:  /s/  Alan  Pavsner                             April 11, 2002
------------------------------------------------
Alan Pavsner, Director




                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                                   ----------


                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                   ----------


                                    PAGE F-1
                                    --------

                                                                 PAGE
                                                                 ----

Report of Independent Accountants                                 F-2

Consolidated  Financial  Statements:

  Consolidated Balance Sheet as of December 31,                   F-3
    2001 and 2000

  Consolidated Statement of Operations for the                    F-4
    years ended December 31, 2001 and 2000

  Consolidated Statement of Stockholders' Deficit                 F-5
    for the years ended December 31, 2001 and 2000

  Consolidated Statement of Cash Flows for the years              F-7
    ended  December  31,  2001  and  2000

Notes to Consolidated Financial Statements                        F-8

                                    PAGE F-2
                                    --------



                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To  the  Board  of  Directors
Sharp  Holding  Corporation


We have audited the accompanying consolidated balance sheets of Sharp Holding Corporation, a Delaware corporation, (formerly Celebrity Entertainment Group, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharp Holding Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that totaled $1,744,719 and $4,888,306 for the years ended December 31, 2001 and 2000, respectively. These recurring losses have produced an accumulated deficit of $8,291,086, and a working capital deficit of $2,396,935 as of December 31, 2001. From time to time, the Company has made payroll tax deposits with the Internal Revenue Service after the due date and is delinquent on such payments at December 31, 2001. The amount of delinquent tax deposits has increased in 2001, and the Company is subject to interest and penalties in connection therewith. The Company may experience negative cash flows as it pursues its business strategy, which would necessitate additional financing. The Company has not secured any commitments for such additional financing requirements. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                    /s/  Ham, Langston & Brezina, L.L.P.


Houston, Texas
April 8, 2002

                                    PAGE F-3
                                    --------

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                   ----------


                                                               2001          2000
                                                           ------------  ------------
ASSETS
------

Current assets:
  Cash and cash equivalents                                $    27,295   $    55,586
  Accounts receivable                                            2,012       721,465
                                                           ------------  ------------

     Total current assets                                       29,307       777,051

Property and equipment, net                                     71,818       117,849

Software development costs and other, net                        1,450       266,611
                                                           ------------  ------------

     Total assets                                          $   102,575   $ 1,161,511
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------

Current liabilities:
  Accounts payable                                         $   879,866   $   724,840
  Accrued liabilities                                          567,623       254,167
  Software obligations payable                                       -       100,000
  Notes payable to related parties                             328,065       100,000
  Notes payable                                                290,000       833,750
  Current portion of deferred revenue                          360,688       364,025
                                                           ------------  ------------

     Total current liabilities                               2,426,242     2,376,782

Deferred revenue, net of current portion                             -       242,683

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 10,216,448 shares and 9,235,823 shares
    issued and outstanding,
    respectively                                                10,217         9,236
  Additional paid-in capital                                 5,957,202     5,079,177
  Accumulated deficit                                       (8,291,086)   (6,546,367)
                                                           ------------  ------------

     Total stockholders' deficit                            (2,323,667)   (1,457,954)
                                                           ------------  ------------

     Total liabilities and stockholders' deficit           $   102,575   $ 1,161,511
                                                           ============  ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE F-4
                                    --------

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2001, AND DECEMBER 31, 2000

                                   ----------


                                                             2001          2000
                                                         ------------  ------------
Revenues:
  Subscriptions                                          $   377,000   $ 1,414,200
  Licenses                                                   364,020       121,341
  Services and other                                         759,984       283,153
                                                         ------------  ------------

     Total revenues                                        1,501,004     1,818,694

Operating expenses:
  Cost of sales and services                                 346,093       760,391
  Selling, general and administrative, including stock-
    based consideration of $783,506 and
     $2,465,673, respectively                              2,846,557     5,387,211
                                                         ------------  ------------

     Total operating expenses                              3,192,650     6,147,602
                                                         ------------  ------------

     Loss from operations                                 (1,691,646)   (4,328,908)

Interest expense including stock-based consideration
   of $351,305 in 2000                                        94,942       477,750

Other expense                                                 62,873        81,648
                                                         ------------  ------------

Net loss, before extraordinary items                      (1,849,461)   (4,888,306)

Extraordinary item, gain on settlement of payables           104,742             -
                                                         ------------  ------------

Net loss                                                 $(1,744,719)  $(4,888,306)
                                                         ============  ============

Basic and diluted net loss per share                     $     (0.18)  $     (0.79)
                                                         ============  ============

Weighted average shares used in computing basic and
  diluted net loss per share                               9,696,713     6,195,340
                                                         ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE F-5
                                    --------

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                                   ----------

                                                        ADDITIONAL                        TOTAL
                                      COMMON STOCK       PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                     SHARES    VALUE     CAPITAL         DEFICIT         DEFICIT
                                    ---------  ------  ------------  ---------------  ------------
Balance at December 31, 1999        5,666,667  $1,000  $         -   $   (1,658,061)  $(1,657,061)

Capital contribution concurrent
  with change in par value                  -   4,667       11,333                -        16,000

Issuance of common stock for cash
  and conversion of notes payable     254,000     254    1,142,746                -     1,143,000

Issuance of common stock and war-
  rants for services                  350,247     351    2,175,024                -     2,175,375

Issuance of common stock for
  purchase of assets                   70,333      70      274,229                -       274,299

Issuance of common stock for con-
  version of notes payable and
  exercise of related warrants        146,333     146      438,854                -       439,000

Exercise of warrants to purchase
  common stock                         33,333      33          (33)               -             -

Shares issued in recapitaliza-
  tion                              2,654,910   2,655       (2,655)               -             -

Issuance of warrants with debt              -       -      351,305                -       351,305

Issuance of common stock for cash      60,000      60      299,940                -       300,000

Forgiveness of payables by related
  party                                     -       -      388,434                -       388,434

Net loss                                    -       -            -       (4,888,306)   (4,888,306)
                                    ---------  ------  ------------  ---------------  ------------

Balance at December 31, 2000        9,235,823  $9,236  $ 5,079,177   $   (6,546,367)  $(1,457,954)
                                    =========  ======  ============  ===============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE F-6
                                    --------

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                   ----------

                                                         ADDITIONAL                        TOTAL
                                      COMMON     STOCK     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                      SHARES     VALUE     CAPITAL        DEFICIT         DEFICIT
                                    ----------  -------  -----------  ---------------  ------------
December 31, 2000                    9,235,823  $ 9,236  $ 5,079,177  $   (6,546,367)  $(1,457,954)

Issuance of warrants and options
  as compensation to employees and
  consultants                                -        -       58,856               -        58,856

Issuance of common stock and war-
  wants in settlement of debt          100,625      101       95,399               -        95,500

Issuance of common stock as com-
  pensation to employees and
  consultants                          880,000      880      723,770               -       724,650

Net loss                                     -        -            -      (1,744,719)   (1,744,719)
                                    ----------  -------  -----------  ---------------  ------------

Balance at December 31, 2001        10,216,448  $10,217  $ 5,957,202  $   (8,291,086)  $(2,323,667)
                                    ==========  =======  ===========  ===============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE F-7
                                    --------

                       SHARP HOLDING CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2001, AND 2000

                                      __________


                                                                2001          2000
                                                            ------------  ------------
Cash flows from operating activities:
  Net loss                                                  $(1,744,719)  $(4,888,306)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities-
    Extraordinary gain                                         (104,742)            -
    Stock-based consideration                                   783,506     2,816,978
    Depreciation                                                 47,431        41,673
    Changes in operating assets and liabilities-
     Decrease (increase) in accounts receivable                 719,453      (515,665)
     Decrease in other current assets                                 -        15,843
     Decrease (increase) in other assets                        265,161      (121,611)
     Increase in accounts payable and accrued liabilities       593,724       605,201
    (Decrease) in software obligations payable                  (25,000)      (96,698)
    (Decrease) increase in deferred revenue                    (246,020)      606,708
                                                            ------------  ------------

       Net cash provided by (used in) operating activities      288,794    (1,535,877)
                                                            ------------  ------------

Cash flows from investing activities:
  Purchases of property and equipment                            (1,400)      (57,855)
                                                            ------------  ------------

       Net cash used in investing activities                     (1,400)      (57,855)
                                                            ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              -       955,500
  Proceeds from borrowings                                      601,855     3,013,252
  Repayment of borrowings                                      (917,540)   (2,345,150)
                                                            ------------  ------------

       Net cash (used in) provided by financing activities     (315,685)    1,623,602
                                                            ------------  ------------

Net (decrease) increase in cash and cash equivalents            (28,291)       29,870

Cash and cash equivalents at beginning of period                 55,586        25,716
                                                            ------------  ------------

Cash and cash equivalents at end of period                  $    27,295   $    55,586
                                                            ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $    45,368   $    94,387
                                                            ============  ============

Noncash investing and financing activities:
    Purchase of assets with common stock                    $         -   $   274,299
                                                            ============  ============

    Payables converted to common stock and paid-in capital  $    95,500   $ 1,314,934
                                                            ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE F-8
                                    --------

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   ORGANIZATION  AND  OPERATIONS
     -----------------------------

     Sharp Holding Corporation ("Sharp"), a Delaware corporation, together with its wholly owned subsidiary, Sharp Technology, Inc. ("Sharp Technology"), a Delaware corporation (collectively, the "Company"), develops and markets Internet-related software products and provides innovative marketing solutions to strategic partners.

     On April 19, 2001, pursuant to an affirmative vote of its shareholders, the Company's predecessor corporation, Celebrity Entertainment Group, Inc. ("Celebrity") entered into an Agreement and Plan of Merger (the "Agreement") with and into its wholly-owned Delaware subsidiary, Sharp. Under the terms of the Agreement, Sharp was the surviving corporation. As a result, the Company's name was changed from Celebrity Entertainment Group, Inc., to Sharp Holding Corporation, and the Company's state of domicile was moved from Wyoming to Delaware. Furthermore, all of the issued and outstanding shares of Celebrity common stock, and all stock options and stock purchase rights outstanding in Celebrity were exchanged for an identical number of shares and rights in Sharp. At the close of the transaction, the Company's new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, and 20,000,000 shares of preferred stock authorized, $.001 par value.

     On December 18, 2000, all of the outstanding stock of Sharp Technology was acquired by Sharp Florida Acquisition Corporation, a wholly owned subsidiary of Celebrity in a transaction whereby Sharp Technology's stockholders received one share of Celebrity common stock for every three shares of Sharp Technology common stock. In addition, outstanding options and warrants to purchase common stock of Sharp Technology were exchanged for options and warrants to purchase Celebrity common stock based on the exchange ratio discussed above.

     The acquisition was accounted for as a recapitalization of Sharp Technology for financial reporting and accounting purposes; therefore, Sharp Technology is considered the predecessor company. As such, the capital accounts in the accompanying balance sheets, including all share information presented in the notes to the financial statements, have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above. Celebrity did not have significant operations prior to the acquisition; therefore, pro forma presentation of combined results of operations for the periods presented is not considered meaningful and has been omitted.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     The Company has suffered recurring losses from operations that include $1,744,719, and $4,888,306 for the years ended December 31, 2001 and 2000, respectively. These recurring losses have produced an accumulated deficit of $8,291,086, and a working capital deficit of $2,396,935 as of December 31, 2001. Operating losses and negative cash flows have continued during 2002. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. In order to secure payment of the delinquent deposits and penalties the

     Company has arranged a guarantee of payment by its Chief Executive Officer. Management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, the Company expects to experience cash flow deficits, which will necessitate additional financing. Management is confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms the Company finds acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern.

     The Company has financed its operations from inception primarily through private financing transactions and receipt of payments related to agreements with Qwest Communication Services, Inc. ("Qwest") One such agreement included the release of a content management software program to all Qwest .net customers and potential .net customers. The Company believes Qwest's non-performance on this agreement cost the Company in excess of two million dollars of actual damages and twenty million dollars in projected revenue. The Company expects to exercise its right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for its loss of revenue. The Company's future success is dependent upon many factors including, but not limited to, its ability to perform the following: continue to develop and market products and services, create new Redistribution Partnerships, and obtain the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements include the accounts of the Parent Company and its subsidiary of which it has 100% ownership. All significant intercompany accounts and transactions have been eliminated in the consolidation of the Company.

     USE OF ESTIMATES
     ----------------

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

     CASH AND CASH EQUIVALENTS
     -------------------------

     For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER
     -----------------------------------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The principal financial instrument subject to credit risk is accounts receivable. At December 31, 2001 and 2000, the Company relied on one significant customer for substantially all of its subscription and license receivables and revenues. Loss of this customer would negatively impact the performance of the Company.

     Financial instruments which subject the Company to concentrations of credit risk also include cash and cash equivalents. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically may exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

     PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which ranges from one to five years. Significant expenditures that extend the useful lives of existing assets are capitalized; whereas, maintenance and repair costs are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in income.

     SOFTWARE DEVELOPMENT COSTS
     --------------------------

     The costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs and purchased software costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The capitalized software costs are amortized generally over 12 to 24 months. At December 31, 2001 and 2000, accumulated amortization was $1,540,782 and $1,270,073, respectively. These expenses were reported within cost of sales and services in the accompanying statements of operations.

     REVENUE RECOGNITION
     -------------------

     The Company generates revenues from licensing software and providing post contract customer support (PCS) and other professional services. The Company uses written contracts to document the elements and obligations of arrangements with its customers. At times, arrangements that include the licensing of software also include PCS, such as the right to technical support. When several elements are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon vendor-specific objective evidence of fair value, if available. The Company has not established sufficient vendor-specific objective evidence of fair value for PCS since this element is not sold separately from software licenses. Accordingly, software licenses that include PCS are recognized ratably each month over the term of technical support.

     Amounts received from Qwest for distribution of software products to its new customers (see Note 5) are nonrefundable and are classified as subscriptions. Subscriptions revenue is recognized ratably each month over the course of the respective customer's contract term. The Company also licenses software under noncancelable license agreements. License fee revenues are recognized when a noncancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, collectibility is reasonably assured and no significant post delivery performance obligations exist.

     The  Company  adopted  Securities  and  Exchange  Commission  (SEC)  Staff
     Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     REALIZATION OF LONG-LIVED ASSETS
     --------------------------------

     The impairment of tangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. As of December 31, 2001 and 2000, there has been no adjustment to the carrying value of the Company's long-lived assets.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     ACCOUNTING FOR STOCK-BASED COMPENSATION
     ---------------------------------------

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company can adopt either of two methods for accounting for stock options granted to employees. The Company has elected to account for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures required by SFAS No. 123 (see Note 9).

     COMPREHENSIVE  LOSS
     -------------------

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

     INCOME  TAXES
     -------------

     The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

     LOSS  PER  SHARE
     ----------------

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, calculated using the treasury stock method. In applicable periods, all common stock equivalents were antidilutive and, accordingly, were not included in the computation for the Company. See Note 9 for outstanding options.

     RECENT  ACCOUNTING  PRONOUNCEMENTS
     ----------------------------------

     In June 2001, the FASB issued Financial Accounting Standard SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS No. 143 to have a material impact on the Company's results of operation or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company's results of operation or financial position.


4.   DETAIL  OF  BALANCE  SHEET  ACCOUNTS
     ------------------------------------

     Property  and  equipment  consist  of  the  following:

                                                  DECEMBER 31
                               USEFUL LIVES  ---------------------
                                 IN YEARS       2001       2000
                               ------------  ----------  ---------
COMPUTER EQUIPMENT                        3  $  79,664   $ 78,264
FURNITURE AND FIXTURES                    5    106,008    106,008
LEASEHOLD IMPROVEMENTS                    1      1,720      1,720
                                             ----------  ---------
                                               187,392    185,992
LESS ACCUMULATED DEPRECIATION                 (115,574)   (68,143)
                                             ----------  ---------

  Property and equipment, net                $  71,818   $117,849
                                             ==========  =========


  Accrued  liabilities  consist  of  the  following:

                                      DECEMBER 31
                                    2001      2000
                                  --------  --------
       Payroll and related taxes  $457,281  $178,198
       Interest                     97,548    51,018
       Other                        12,794    24,951
                                  --------  --------

         Total                    $567,623  $254,167
                                  ========  ========


5.   TECHNOLOGY  AND  INTERNET  APPLICATION  AGREEMENTS
     --------------------------------------------------

     In December 1998, the Company entered into a co-branded site development and revenue sharing agreement with US West Communications, Inc. ("US West," now Qwest). Under specified provisions of the agreement, in September 1999, the Company delivered a collection of three Internet software applications (the Collection) to then current US West Internet access customers. In September 1999, the Company licensed US West the rights to distribute the Collection to customers who purchase US West's Internet access during the period from August 1, 1999, through December 31, 2000. Total consideration paid to the Company for distribution of the Collection to customers who purchased US West's Internet access during the period of the agreement was $1,440,000. During 2001, the Company granted Qwest a limited extension of time to complete distribution of its inventory of the Collection for which the Company we received additional compensation in the amount of $200,000.

     On March 30, 1999, the Company entered into a purchase agreement with Netsnitch, LLC (Netsnitch). Pursuant to the provisions of the Purchase Agreement, Netsnitch transferred ownership of specified proprietary internet technology (the Proprietary Technology) to the Company. In consideration for the acquisition of the Proprietary Technology, the Company agreed to pay Netsnitch (a) royalties based on usage of the

     Proprietary Technology, (b) $256,800 as a lump-sum royalty in association with the Company's Agreement with US West, (c) 133,333 shares of the Company's common stock and (d) a warrant to purchase 266,667 shares of common stock at an exercise price of $5.10 per share. On June 5, 2001, the Company granted 50,000 shares of unregistered common stock and a warrant to purchase 300,000 shares of unregistered common stock, at $3.00 per share, to NetSnitch LLC. The stock purchase warrant expires June 5, 2006. These securities were issued as compensation under the terms of a software purchase agreement in exchange for a contract payable in the amount of $75,000 and the forfeiture of two warrants granting NetSnitch the right to purchase 266,667 shares of the Company's common stock at $5.10 per share.

     On August 31, 1999, the Company entered into an original equipment manufacturers (OEM)/reseller agreement (the OEM/Reseller Agreement) with CBT Systems, Limited (CBT). Under the provisions of the OEM/Reseller Agreement, CBT granted the Company a nonexclusive right and license to market and otherwise distribute, pursuant to the Company's agreement with US West, certain of CBT's Internet interactive training software. In consideration for the OEM/Reseller Agreement, the Company agreed to pay CBT a total of $200,000. During November 2001, the remaining obligation of $71,775 outstanding under this contract was settled for the amount of $14,350, resulting in an extraordinary gain of $57,425.

     In November 1999, the Company entered into a development and distribution partnership agreement with US West, now Qwest. Pursuant to the provisions of this agreement, the Company was required to complete the development of a certain Internet software application to be offered and marketed by Qwest to its Internet access customers. Qwest agreed to pay up to $125,000 for development costs and 50 percent of all royalties due ($1.00 per copy) under this agreement. The Company delivered the completed software during November, 2000 and the Company was paid the $125,000 consideration by Qwest. As of December 31, 2001, however, Qwest has failed to act upon its commitment to actively market the product and as such the Company believes that Qwest is in breach of the contract.

     On February 8, 2000, the Company entered into a software development agreement with the Neoworx Corporation (Neoworx). Pursuant to this agreement, Neoworx developed, created and delivered certain programming code and materials and provided software implementation services pursuant to the Company's agreement with US West. In consideration for this agreement, the Company paid Neoworx $135,000 and issued a warrant to purchase 60,000 shares of common stock at an exercise price of $5.10 per share. Upon issuance, the 60,000 warrants were valued at $24,660 based on fair market value as determined using the Black-Scholes pricing model. On January 15, 2001, the Company concluded the agreement with Neoworx, and agreed to pay a final amount of $62,500. All amounts due under this agreement were paid or settled during 2001.

     In August 2000, the Company licensed Qwest the rights to distribute an Internet security software application ("HackTracer") for a period of two years. Under the terms of this license, the Company is required to provide support throughout its term. Total consideration for distributions of HackTracer during the term of the agreement is $728,049, plus 50 percent of all gross profits from the license of HackTracer to Qwest's customers. The $728,049 is being recognized ratably over the two-year term of the agreement.

      Beginning January 1, 2001, the Company licensed Qwest the rights to distribute a collection of Internet software programs ("The New Collection") for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. The Company is required to provide telephone support for the term of the agreement. The $300,000 is being recognized ratably over the two-year term of the agreement.

     On September 20, 2001 the Company entered into a software purchase agreement with Neoworx. Under the terms of the agreement, the Company sold Neoworx intellectual property rights in the HackTracer software code. In exchange for those rights, the Company received $650,000 and a license to sell HackTracer for 120 days following the purchase transaction. This agreement does not limit the Company's ability to develop or market competing software products. Accordingly, the Company intends to develop and release an advanced software firewall during the first half of fiscal year 2002.

6.   RELATED-PARTY  TRANSACTIONS
     ---------------------------

     On January 1, 1999, the Company entered into a deferred salary arrangement with its CEO, in which the CEO agreed to defer his annual salary of $150,000 from January 1, 1999, through December 31, 1999. On October 30, 2000, the CEO forfeited and forgave, without consideration, all rights to the deferred salary at which time $150,000 was credited to additional paid-in capital.

     On January 12, 1999, the Company entered into a purchase agreement with Commercial Capital Trading Corporation ("CCTC"), a company owned by the Company's CEO, for certain furniture and equipment. The total purchase price for the furniture and equipment was $107,250 and was financed through a note agreement between CCTC and the Company. The note was due on or before December 31, 1999, and bore interest at a rate of 10 percent per annum. In October 1999, the Company paid the principal on the note in full. Related interest of $8,903 was included in amounts due to related party at December 31, 1999. During January 1999, the Company and CCTC also entered into three separate assumption agreements, whereby the Company assumed the leases on certain office space and equipment originally leased by CCTC. On October 30, 2000, CCTC forfeited rights to the accrued interest on the Note, at which time the amount was credited to additional paid-in capital.

     On January 15, 1999, the Company entered into a revolving credit line agreement (the Revolving Credit Line) with the Company's CEO in the amount of $750,000. The Revolving Credit Line bears interest at 10 percent per annum and is payable on demand. In addition to the interest payable on the Revolving Credit Line, the Company agreed to pay the CEO $200,000 and issue a total of 400,000 options at exercise prices ranging from $9 to $30 per share. The options issued to the Company's CEO have not been assigned a dollar value, as management believes the value of the options was de minimis at the date of issuance (See Note 9). On October 30, 2000, the CEO forfeited his right to the $200,000 payable and accrued interest on the Revolving Credit Line, at which time the amounts were credited to additional paid-in capital. On December 15, 2000, the CEO forfeited his rights to the 400,000 options issued in connection with the merger.

     On May 15, 1999, the Company entered into a software marketing agreement with Coherence Technology, Inc. (Coherence), in which one of the Company's stockholders and officers holds a 43.75 percent interest. The software marketing agreement provides that Coherence grant the Company the nonexclusive right and license to market and otherwise distribute, in association with the Company's Agreement with Qwest, copies of a desktop software program developed by Coherence. The term of this agreement was through December 31, 2000. As consideration, the Company agreed to pay $150,000 and granted Coherence options to purchase 16,667 shares of common stock at an exercise price of $0.75 per share. The options issued to Coherence have not been assigned a dollar value, as management believes the value of the options was de minimis at the date of issuance (See Note 9). On December 15, 2000, Coherence forfeited its right to the 16,667 options granted in connection with this agreement.

     On June 25, 1999, the Company entered into a software development agreement with the Navi-GATES Corporation (Navi-GATES), which is wholly owned by one of the Company's stockholders and officers. Pursuant to this agreement, Navi-GATES developed, created and delivered certain programming codes and materials and provided software implementation services. In consideration for this agreement, the Company agreed to pay Navi-GATES $200,000 and a royalty equivalent to one dollar per copy of developed software sold or transferred for use to a customer. As of December 31, 2001 and 2000, the Company recorded net costs associated with this software development agreement of $103,911 and $68,411, respectively.

     On November 30, 1999, the Company entered into an unsecured credit line agreement (the Credit Line) with CCTC, whereby CCTC agreed to advance funds to the Company for use as operating capital. The note bears interest at 10 percent per annum and is payable on demand. At December 31, 2001 and 2000, the outstanding balance on the Credit Line was $128,065 and $-0-, respectively.

     On February 2, April 15 and June 28, 2000, the Company entered into note payable agreements with a stockholder in the amounts of $100,000, $100,000 and $37,500, respectively. The notes bear interest at 10 percent per annum and are payable on demand. On September 29, 2000, all three notes were converted to equity for the purchase of 52,778 shares. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001 the Company entered into a note agreement with this stockholder in the amount of $100,000. The notes bear interest at 10 percent per annum and are payable on demand. At December 31, 2001 and 2000 the respective balance on these notes outstanding was $200,000 and $100,000.

7.   NOTES  PAYABLE
     --------------

     Notes payable to related parties are included in related-party transactions Footnote 6. Other notes payable outstanding at December 31, 2001 and 2000 consist of the following:


                                                           2001      2000
                                                         --------  --------
     Note payable to an individual, bearing interest
       of 18% per year, payable on demand, uncollat-
       eralized.                                         $ 90,000  $      -

     Notes payable to a stockholder, bearing interest
       at 10% per year, payable on demand, and guar-
       anteed by the Company's CEO.                       200,000   200,000

     Note payable to a financial institution, bearing
       interest at 7.5%, due March 26, 2001, collat-
       eralized by a certificate of deposit owned by
       the Company's CEO.                                       -   300,000

     Note payable to a financial institution, bearing
       interest of prime plus .5% (10.0% at December
       31, 2000), due February 20, 2001, collateralized
       by a certificate of deposit owned by the Com-
       pany's CEO and all accounts and other property
       of the Company.                                          -   300,000

     Note payable to an individual, bearing interest
       at 10% per year, due January 10, 2001, uncol-
       lateralized.                                             -    15,000

     Note payable to a company, bearing interest at
       10% per year, due on demand, uncollateralized.           -    18,750
                                                         --------  --------

                                                         $290,000  $833,750
                                                         ========  ========

8.   INCOME  TAXES
     -------------

     The components of the Company's deferred tax assets are as follows:

                                             DECEMBER 31
                                     --------------------------
                                         2001          2000
                                     ------------  ------------

Net operating loss carryforwards     $ 2,325,478   $ 1,744,533
Technology license                        23,290        33,490
Accrued expenses not yet deductible       50,753         8,840
Contributions carryforward                 2,040         2,040
Property and equipment                    (3,249)         (794)
                                     ------------  ------------

    Total deferred tax assets          2,398,312     1,788,109

Less valuation allowance              (2,398,312)   (1,788,109)
                                     ------------  ------------

    Net deferred tax assets          $         -   $         -
                                     ============  ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2001  and  2000  is  as  follows:

                                           2001                    2000
                                   --------------------  ----------------------
                                     AMOUNT    PERCENT      AMOUNT     PERCENT
                                   ----------  --------  ------------  --------
  Benefit for income tax at
    federal statutory rate         $(593,204)   (34.0%)  $(1,662,024)   (34.0%)
  Non-deductible expenses            162,672       9.3       453,495       9.3
  Other                             (179,671)    (10.3)      (24,672)     (0.5)
  Increase in valuation allowance    610,203      35.0     1,233,201      25.2
                                   ----------  --------  ------------  --------

                                   $       -         -%  $         -         -%
                                   ==========  ========  ============  ========

     As of December 31, 2001, the Company has generated net operating loss (NOL) carryforwards of approximately $6.84 million which are available to reduce future income taxes. These carryforwards begin to expire in 2019. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. The Company's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred a loss since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 2001 and 2000.


9.   COMMON  STOCK  AND  PREFERRED  STOCK
     ------------------------------------

     CAPITAL  CONTRIBUTION
     ---------------------

     In February 2000, the Company amended its articles of incorporation to change the par value of its common stock from no par to $.001 per share. Concurrently, the Company's CEO forgave $16,000 in amounts due him to increase his capital contribution. No additional shares were issued upon this conversion.

     PREFERRED STOCK
     ---------------

     The Company's new certificate of incorporation in 2001 provides for the authorization of 20,000,000 shares of preferred stock with a par value of $.001. There were no preferred shares issued as of December 31, 2001.

     STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

     The  Company  follows  SFAS  No.  123,  "Accounting  for  Stock-Based
     Compensation," which establishes fair value as the measurement for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.

     A summary of the Company's stock options and warrants as of December 31, 2001 and 2000, is as follows:

                                                                 Price
                                        Options    Warrants    Per Share
                                       ---------  ----------  ------------
     Outstanding at December 31, 1999   435,000     333,333   $0.75-$30.00
     Granted                             49,000   1,340,556   $ 3.00-$6.00
     Exercised                                -    (206,556)  $       3.00
     Forfeited/canceled                (416,667)   (333,333)  $0.75-$30.00
                                       ---------  ----------

     Outstanding at December 31, 2000    67,333   1,134,000   $ 4.50-$6.00
     Granted                            102,470     349,999   $1.00-$15.00
     Exercised                                -           -              -
     Forfeited/canceled                  (6,667)   (289,001)  $ 5.00-$9.00
                                       ---------  ----------

     Outstanding at December 31, 2001   163,136   1,194,998   $1.00-$15.00
                                       =========  ==========

     Exercisable at December 31, 2001   163,136   1,194,998   $1.00-$15.00
                                       =========  ==========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                       OPTIONS  OUTSTANDING                  OPTIONS  EXERCISABLE
     ----------------------------------------------------  -----------------------
                                    WEIGHTED
                                    AVERAGE
                    OUTSTANDING    REMAINING    WEIGHTED   EXERCISABLE   WEIGHTED
     RANGE OF          AS OF      CONTRACTUAL    AVERAGE      AS OF       AVERAGE
     EXERCISE       DECEMBER 31,      LIFE      EXERCISE   DECEMBER 31,  EXERCISE
     PRICES             2001       (IN YEARS)     PRICE        2001        PRICE
     -------------  ------------  ------------  ---------  ------------  ---------
     15.10-$15.00       163,136           4.1  $    5.96       163,136  $    5.96


     The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended December 31, 2001 and 2000: risk-free interest rate of 5.0 percent;
     dividend rates of zero; actual lives in years; expected volatility of 30 percent during 2001 and 35 percent during 2000. The 163,136 options and 1,194,998 warrants outstanding as of December 31, 2001, have a remaining contractual life of between 2.5 and 9.0 years.

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

     Had compensation cost for the stock options and warrants granted to employees been determined under SFAS No. 123, net loss and basic and diluted net loss per share for the periods ended December 31, 2001 and 2000, would have changed as indicated in the following pro forma amounts:


                                                2001          2000
                                            ------------  ------------
     Net loss:
       As reported                          $(1,744,719)  $(4,888,306)
       Pro forma                             (1,795,455)   (4,970,284)
     Basic and diluted net loss per share:
       As reported                          $     (0.18)  $     (0.79)
       Pro forma                                  (0.19)        (0.80)


     The Company recorded approximately $ 39,399 in compensation expense relating to warrants issued to nonemployee consultants during the year ended December 31, 2001 and $1,261,245 in compensation and interest expense relating to warrants issued to nonemployee consultants during the year ended December 31, 2000, at the fair value of the warrants granted. The fair values were estimated by management using the Black-Scholes pricing model.


10.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     SERVICES  AGREEMENT
     -------------------

     In August 1999, the Company entered into a one-year software support outsourcing services agreement (the Outsourcing Agreement) with Stream
     Services Corporation (Stream). The Outsourcing Agreement automatically renews for successive additional one-year terms unless either party provides written notice 30 days prior to the date of termination. Under the provisions of the Outsourcing Agreement, Stream agreed to provide technical support and general product information for specified software products. Fees associated with the Outsourcing Agreement are based on a per-minute pricing schedule, with a monthly fee for services equivalent to the greater of (a) a specified rate times the actual number of minutes incurred, (b) a specified rate times 90 percent of the expected number of minutes as forecasted by the Company or (c) $5,500. This agreement was terminated on June 17, 2001, by written notice from the Company. For the periods ended December 31, 2001 and 2000, the Company had incurred $25,002 and $59,950, respectively, in fees associated with this agreement.

     OPERATING  LEASES
     -----------------

     The Company leases office space and certain equipment under operating leases with various parties. Rental expense for the periods ended December 31, 2001 and 2000, was $86,125 and $132,734, respectively. At December 31,
     2001, future minimum lease payments under non-cancelable operating leases are $6,425 in 2002.

     CONTINGENCIES
     -------------

     At December 31, 2001, the Company was delinquent on approximately $310,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through December 31, 2001. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations. In March 2001, the Company obtained a guarantee from its CEO for the payment of all delinquent payroll taxes and any related penalties and interest.

     The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

INDEX  OF  EXHIBITS

1.2          Incorporated by reference to the Agreement and Plan of Merger of Sharp Holding
             Corporation, a Delaware Corporation, and Celebrity Entertainment Group, Inc., A
             Wyoming Corporation dated April 19, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix A.

2.2          Incorporated by reference to the Agreement and Plan of Merger and Reorganization
             between Celebrity Entertainment Group, Inc., Sharp Florida Acquisition Corp. and Sharp
             Technology, Inc., dated December 18, 2000 as previously filed in connection with our
             Form 10-KSB filed April 2, 2001.

3.1(a)       Incorporated by reference to the Articles of Incorporation of Celebrity Entertainment
             Group, Inc., previously filed in connection with our registration on Form 10-SB files on
             January 10, 2000.

3.1(b)       Incorporated by reference to the Amendment to the Articles of Incorporation of Celebrity
             Entertainment Group, Inc., previously filed in connection with our registration on Form
             10-SB files on January 10, 2000.

3.1(c)       Incorporated by reference to the Certificate of Merger previously filed in connection with our registration on Form 10-SB files on January 10, 2000.

3.1(d)       Incorporated by reference to the Articles of Merger of Sharp Florida Acquisition Corp.,
             with and into Sharp Technology, Inc., filed with State of Florida and as previously filed in connection with our Form 8-K on January 2, 2001.

3.1(e)       Incorporated by reference to the Incorporated by reference to the Bylaws of Celebrity
             Entertainment Group, Inc. as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

3.2 (a)      Incorporated by reference to the Articles of Incorporation of Sharp Holding Corporation,
             dated February 16, 2001 previously filed on March 5, 2001 in connection with our
             Definitive Proxy Statement as Appendix B.

3.2 (b)      Incorporated by reference to the By-Laws of Sharp Holding Corporation, dated February
             16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy
             Statement as Appendix C.

4.1(a)       Incorporated by reference to the Celebrity Entertainment Group, Inc., specimen of common stock certificate as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

4.1(b)       Incorporated by reference to the Sharp Technology, Inc. common stock warrant for
             Gilbert Gertner as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.


10.1(a)      Incorporated by reference to the Consulting Agreement between Celebrity Entertainment
             Group, Inc. and Marine Way, Inc. dated December 18, 2000 and as previously filed in connection with our Form 8-K on January 2, 2001.

10.1(b)      Incorporated by reference to the Credit Line Agreement between Sharp Technology, Inc and Commercial Capital Trading Corporation dated November 30,1999 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(c)      Incorporated by reference to the Software Marketing Agreement between Sharp
             Technology, Inc. and Coherence Technology, Corp dated May 15, 1999 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(d)      Incorporated by reference to the Software Development Agreement between Sharp
             Technology, Inc. and the Navi-GATES Corporation dated June 25, 1999 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)i     Incorporated by reference to the Promissory Note between Sharp Technology, Inc. and
             Gilbert Gertner dated February 2, 2000 as previously filed in connection with our Form
             10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)ii    Incorporated by reference to the Promissory Note between Sharp Technology, Inc. and
             Gilbert Gertner dated April 15, 2000 as previously filed in connection with our Form 10-
             KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)iii   Incorporated by reference to the Promissory Note between Sharp Technology, Inc. and
             Gilbert Gertner dated June 28, 2000 as previously filed in connection with our Form 10-
             KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)iv    Incorporated by reference to the Promissory Note between Sharp Technology, Inc. and
             Gilbert Gertner dated November 16, 2000 as previously filed in connection with our
             Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)v     Incorporated by reference to the Promissory Note between Sharp Technology, Inc. and
             Gilbert Gertner dated December 12, 2000 as previously filed in connection with our Form
             10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(e)vi    Incorporated by reference to the Promissory Note between Sharp Technology, Inc.
             andGilbert Gertner dated March 1, 2001 as previously filed in connection with our Form
             10-QSB for the Quarter ended March 31, 2001 and filed May 14, 2001.

10.1(f)i     Incorporated by reference to the US West and Sharp Technology Web Site Linking, Co-
             Branded Site Development, Marketing, and Revenue Sharing for US West.net. dated
             December 16, 1998 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April 2, 2001.

10.1(f)ii    Incorporated by reference to the US West And Sharp Technology Development And
             Distribution Partnership Agreement dated November 3, 1999 as previously filed in connection with our Form 10-KSB for the year ended December 31, 2000 and filed April
             2, 2001.

10.1(g)      Incorporated by reference to the Software Purchase and License-Back Agreement
             between Sharp Technology, Inc and Neoworx, Inc. dated September 20, 2001 as previously filed in connection with our Form 10-QSB for the Quarter ended September
             30, 2001 and filed October 14, 2001.


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