Form 10QSB
period 2002-03-31
SHARP HOLDING CORP
filed 2002-05-15
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                              65-0970516
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS 77069
            ---------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
            ---------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)


            ---------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2002 there were 10,216,448 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                                TABLE OF CONTENTS


PART  I

Item 1.   Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1.   Legal Proceedings

Item 3.   Defaults upon Senior Securities

Item 6.   Exhibits and Reports on Form  8-K



                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of
     March 31, 2002 (unaudited) and December 31, 2001

     Unaudited Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001

     Unaudited Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001

     Notes to Unaudited Consolidated Financial Statements

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------

        CONSOLIDATED BALANCE SHEETS--MARCH 31, 2002 AND DECEMBER 31, 2001
        -----------------------------------------------------------------


                                                                                2002          2001
                                                                            ------------  ------------
                                                                            (unaudited)
                         ASSETS
                         ------

CURRENT ASSETS:
  Cash and cash equivalents                                                 $     5,986   $    27,295
  Accounts receivable                                                             1,946         2,012
  Other                                                                               -             -
                                                                            ------------  ------------

            Total current assets                                                  7,932        29,307

PROPERTY AND EQUIPMENT, net                                                      61,839        71,818

SOFTWARE DEVELOPMENT COSTS AND OTHER, net                                           550         1,450
                                                                            ------------  ------------

            Total assets                                                    $    70,321   $   102,575
                                                                            ============  ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                          $   921,662   $   879,866
  Accrued liabilities                                                           784,988       567,623
  Notes payable to related parties                                              313,538       328,065
  Notes payable                                                                 200,000       290,000
  Deferred revenue                                                              225,430       360,688
                                                                            ------------  ------------

            Total current liabilities                                         2,445,618     2,426,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value, 80,000,000 shares authorized, 10,216,448 shares and 9,235,823 shares issued and outstanding,
  respectively                                                                   10,217        10,217
Additional paid-in capital                                                    5,957,202     5,957,202
Accumulated deficit                                                          (8,342,716)   (8,291,086)
                                                                            ------------  ------------

            Total stockholders' deficit                                      (2,375,297)   (2,323,667)
                                                                            ------------  ------------

           Total liabilities and stockholders' deficit                      $    70,321   $   102,575
                                                                            ============  ============


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

              FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND 2001.
              ----------------------------------------------------


                                                                  2002          2001
                                                              ------------  ------------
REVENUES:
  Subscriptions                                               $    44,250   $    45,000
  Licenses                                                         91,008        91,005
  Services and other                                                9,493        33,474
                                                              ------------  ------------

             Total revenues                                       144,751       169,479

OPERATING EXPENSES:
  Cost of sales and services                                          506       203,231
  Selling, general and administrative, including stock-based
    consideration of $58,856 in 2001                              173,534     1,081,980
                                                              ------------  ------------

             Total operating expenses                             174,040     1,285,211
                                                              ------------  ------------
             Loss from operations                                 (29,289)   (1,115,732)

INTEREST EXPENSE                                                   17,064        28,972
OTHER EXPENSE                                                       5,277        21,458
                                                              ------------  ------------
             Net loss                                         $   (51,630)  $(1,166,162)
                                                              ============  ============

BASIC AND DILUTED NET LOSS PER SHARE                          $     (0.01)  $     (0.13)
                                                              ============  ============
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER SHARE                                   10,216,448     9,235,823
                                                              ============  ============

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------


                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
              ---------------------------------------------------


                                                              2002         2001
                                                           ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (51,630)  $(1,166,162)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
    Stock-based consideration                                      0        58,856
    Depreciation                                               9,979        11,822
    Changes in operating assets and liabilities-
     Decrease in accounts receivable                              66       621,465
     Decrease in other assets                                    900       112,271
     Increase in accounts payable and accrued liabilities    169,161       370,506
     (Decrease) in software obligations payable                    0       (25,000)
     Decrease (Increase) in deferred revenue                (135,258)      163,995
                                                           ----------  ------------

       Net cash (used in) provided by operating activities    (6,782)      147,753
                                                           ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         0       405,000
  Repayment of borrowings                                    (14,527)     (523,750)
                                                           ----------  ------------

           Net cash (used) by financing activities           (14,527)     (118,750)
                                                           ----------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (21,309)       29,003

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              27,295        55,586
                                                           ----------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   5,986   $    84,589
                                                           ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                   $  18,639   $    20,816
                                                           ==========  ============


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002



     1.   BASIS  OF  PRESENTATION:
          ------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


     2.   ORGANIZATION  AND  OPERATIONS:
          ------------------------------

     Sharp Holding Corporation ("Sharp"), a Delaware corporation, together with its wholly owned subsidiary, Sharp Technology, Inc. ("Sharp Technology"), a Delaware corporation (collectively, the "Company"), develops and markets Internet-related software products and provides innovative marketing solutions to strategic partners.

     The Company has suffered recurring losses from operations of $51,630, and $1,166,162 for the three-month periods ended March 31, 2002 and 2001, respectively. These recurring losses have produced an accumulated deficit of $8,342,716, and a working capital deficit of $2,437,686 as of March 31, 2002. Although the Company has made major reductions in operating expenses, operating losses and negative cash flows have continued during 2002. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. In order to secure payment of the delinquent deposits and penalties the Company has arranged a guarantee of payment by its Chief Executive Officer. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants which accompanied our consolidated financial statements for the year ended December 31, 2001 was qualified with respect to that risk.

     3.   TECHNOLOGY  AND  INTERNET  APPLICATION  AGREEMENTS:
          ---------------------------------------------------

     Beginning January 1, 2001, the Company licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. The Company is required to provide Internet support for the term of the agreement. The $300,000 is being recognized ratably over the two-year term of the agreement.

     4.   RELATED-PARTY  TRANSACTIONS:
          ----------------------------

     On March 1, 2001, the Company entered into note payable agreements with a stockholder in the amount of $100,000. The note bears interest at 10 percent per annum and is payable on demand. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. These notes also bear interest at 10 percent per annum and are payable on demand. As of March 31, 2002, the entire balance of all three notes was outstanding.

     During March 2001, the Company obtained a guarantee from George Sharp, our chief executive officer, to pay all payroll taxes outstanding as of March 15, 2001, together with the amount of any related interest and penalty. The guarantee calls for Mr. Sharp to make a loan to the Company to cover these amounts. Such note will be payable upon demand by Mr. Sharp and will bear interest at a rate of 10% per annum. As of March 31, 2002 the Company has received no funding under this guarantee.

     During March 2001, the Company entered into an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer. During the three-month period ending March 31, 2002, the Company repaid $14,527 of this debt. The total amount due of $113,538 at March 31, 2002 bears interest at 10% per annum and is payable, in full, on demand.

     5.   COMMITMENTS  AND  CONTINGENCIES:
          --------------------------------

     At March 31, 2002, the Company was delinquent on approximately $305,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through March 31, 2002. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations. In March 2001, the Company obtained a guarantee from its CEO for the payment of all delinquent payroll taxes and any related penalties and interest.

     In November 1999, we entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application which Qwest promised to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. The Company plans to pursue all remedies available under the terms of the partnership contract.

     In connection with that same development and distribution partnership agreement with Qwest, we engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer, now an outside consultant. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. We have been informed that Navi-Gates has initiated a process to bring a cause of action against both Qwest and Sharp Technology to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

     On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. We are currently negotiating settlement of this dispute.

     The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 15, 2002.

FORWARD  LOOKING  STATEMENTS  AND  INFORMATION

We include the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-KSB are forward-looking statements. Words such as "plans", "believes", "expects", "anticipates" and
"estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and we believe they have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectation, beliefs or projections will result, be achieved, or be accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse effects on the Company's financial condition and results of operations: the ability of our existing cash reserves and cash flows from operations to cover our ongoing cash requirements and our ability to secure short-term cash funds to the extent our cash reserves are unable to meet our cash requirements, uncertainties relating to our product development and marketing, competitive factors, and our dependence on key personnel. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OPERATIONS

We are developers of software products that are utilized to provide marketing solutions for Fortune 500 companies. We expect that large corporations will distribute our software products as premium components in their strategic marketing campaigns, usually mailed and delivered as CD ROMs, to acquire new customers and motivate, reward, and "monetize" their existing customer bases.

We have recently been selected by Eastman Kodak Corporation to represent Kodak's new "Optical Media CD" technology. We are now collaborating with Kodak to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver up to a 75% average response rate, compared to the 5% response rate of standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our four-dollar OMCD is more cost effective than the standard seventy-cent commodity CD delivered by competing companies.

We also are finalizing negotiations for the acquisition of a patented Digitally Integrated Video Overlay ("DIVO") technology from United Internet Technologies, Inc., a subsidiary of United Leisure Corporation. This software technology provides secure television quality video on top of static web pages regardless of the speed of the Internet connection. We intend to use the DIVO interface in combination with Kodak's Optical Media CD technology.

Together with Kodak, we are now calling on large corporations to introduce the benefits of these combined technologies. We will continue to design software with unique customization and personalization features to maximize Kodak Optical Media/DIVO technology and enhance customer benefits. We believe our relationship with Kodak will greatly expand our reach into the Fortune 500 during the next few years.

During the past two years our primary source of business revenue was derived from a series of agreements with US West/Qwest Communications. Qwest services over twenty five million telephone customers and delivers high-speed Internet connections worldwide. In one such campaign, Qwest used programs we developed as a high value incentive in an effort to motivate its telephone customers to purchase other Qwest services such as dial-up Internet and DSL products. Our strategy of having client companies pay for the majority of the sales, marketing and distribution costs by using our products in their marketing programs provides a competitive advantage for us. Another of our agreements with Qwest included the release of a content management software program to all Qwest .net customers and potential .net customers. Qwest has failed to perform under this agreement. We believe Qwest's non-performance cost us in excess of two million dollars of actual damages and twenty million dollars in projected revenue. We expect to exercise our right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for our loss of revenue.

RESULTS  OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

During the three month periods ended March 31, 2002 and 2001 we generated total revenues of $144,000 and $169,000, respectively. Revenues during both periods related primary to the recognition of revenue from software licenses and marketing contracts with Qwest.

Our costs of sales and services relate primarily to the amortization of deferred development costs. These costs totaled $506 and $203,231 for the three month periods ended March 31, 2002 and 2001, respectively. During the three month period ended March 31, 2002 we incurred only negligible costs of sales as all deferred development costs had been fully amortized.

Our selling, general and administrative expenses totaled $174,000 and $1,082,000 for the three month periods ended March 31, 2002 and 2001, respectively. The $908,000 decrease in these expenditures between the three month periods can be attributed to workforce restructuring and cost cutting programs in effect during the three month period ending March 31, 2002. Such programs resulted in substantial decreases in salaries, wages, travel, entertainment, rents and professional fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through March 31, 2002, we have an accumulated deficit of $8.3 million. We have a working capital deficit of $2.4 million at March 31, 2002. Although the company has made major reductions in operating expenses, operating losses and negative cash flow continue as of the date of this filing. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. In order to secure payment of the delinquent deposits and penalties we have arranged a guarantee of payment by our Chief Executive Officer. We expect cash flow deficits will continue, which will necessitate additional financing. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of securities. There can be no assurances that future debt or equity funding will be available or have terms we will find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompanied our consolidated financial statements for the year ended December 31, 2001 was qualified with respect to that risk.

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

At March 31, 2002, we have no material outstanding purchase commitments and during the 3 month periods ended March 31, 2002 and 2001, there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

                                     PART II

ITEM  1.   LEGAL  PROCEEDINGS

In November 1999, we entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application which Qwest promised to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. The Company plans to pursue all remedies available under the terms of the partnership contract.

In connection with that same development and distribution partnership agreement with Qwest, we engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer now an outside consultant. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. We have been informed that Navi-Gates has initiated a process to bring a cause of action against both Qwest and Sharp Technology to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. We are currently negotiating settlement of this dispute.

In addition, from time to time, we are involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on our financial position or results of operations.


ITEM 3.    DEFAULTS  UPON  SENIOR  SECURITIES

As of March 31, 2002, we are in default with respect to the payment of $224,932 in principal and interest relating to a demand note held by the heirs of a recently deceased note holder/shareholder. We are currently negotiating settlement in connection with this default.


ITEM 6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

NONE


(b)  REPORTS  ON  FORM  8-K

NONE


SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

Sharp  Holding  Corporation


By:  /s/  George  Sharp                                     May 15, 2002
------------------------------------------------
George Sharp, Director, Chief Executive Officer,
Chief Accounting Officer and President