Form 10QSB
period 2002-06-30
SHARP HOLDING CORP
filed 2002-08-19
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                             65-0970516
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS 77069
          ------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
          ------------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)


          ------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2002 there were 10,216,448 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS


PART I

Item 1.    Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K




                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

     Consolidated Balance Sheets as of
     June 30, 2002 (unaudited) and December 31, 2001

     Consolidated Statements of Operations for the three and six-month periods ended June 30, 2002 and 2001 (unaudited)

     Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001 (unaudited)

     Notes to Consolidated Financial Statements

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------

             CONSOLIDATED BALANCE SHEETS--JUNE 30, 2002 AND DECEMBER 31, 2001
             ----------------------------------------------------------------

                                                                   2002          2001
                                                               ------------  ------------
                                                               (unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents                                    $     9,949   $    27,295
  Accounts receivable                                                1,379         2,012
  Other                                                             30,630             -
                                                               ------------  ------------

           Total current assets                                     41,958        29,307

Property and equipment, net                                         51,861        71,818

Software development costs and other, net                              550         1,450
                                                               ------------  ------------

           Total assets                                        $    94,369   $   102,575
                                                               ============  ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------

Current liabilities:
  Accounts payable                                             $   966,874   $   879,866
  Accrued liabilities                                              900,886       567,623
  Notes payable to related parties                                 531,288       328,065
  Notes payable                                                    200,000       290,000
  Current portion of deferred revenue                               90,172       360,688
                                                               ------------  ------------

           Total current liabilities                             2,689,220     2,426,242

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 80,000,000 shares authorized
    10,216,448 shares issued and outstanding, at both dates.        10,217        10,217
  Additional paid-in capital                                     5,957,352     5,957,202
  Accumulated deficit                                           (8,562,420)   (8,291,086)
                                                               ------------  ------------

           Total stockholders' deficit                          (2,594,851)   (2,323,667)
                                                               ------------  ------------

           Total liabilities and stockholders' deficit         $    94,369   $   102,575
                                                               ============  ============

 The accompanying notes are an integral part of these consolidated financial statements.

                             SHARP HOLDING CORPORATION, AND SUBSIDIARY
                             -----------------------------------------

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------

                                             (unaudited)


                                                    Three Months Ended          Six Months Ended
                                                -------------------------  --------------------------
                                                          June 30,                  June 30,
                                                          --------                  --------
                                                    2002         2001          2002          2001
                                                ------------  -----------  ------------  ------------
Revenues:
  Subscriptions                                 $    44,250   $   45,000   $    88,500   $    90,000
  Licenses                                           91,008       91,005       182,016       182,010
  Services and other                                  1,899       28,795        11,392        62,268
                                                ------------  -----------  ------------  ------------

           Total revenues                           137,157      164,800       281,908       334,278

Operating expenses:
   Cost of sales and services                           200      107,942           706       311,173

Selling, general and administrative, including
   stock-based consideration of $150 and
   $313,500 for the 3 months ended June 30,
   2002 and 2001, $150 and $372,356 for the 6
   months ended June 30, 2002 and 2001.             332,151      791,012       505,684     1,872,990
                                                ------------  -----------  ------------  ------------

           Total operating expenses                 332,351      898,954       506,390     2,184,163
                                                ------------  -----------  ------------  ------------

           Loss from operations                    (195,194)    (734,154)     (224,482)   (1,849,885)

Interest expense                                     16,461       21,560        33,525        50,533

Other expense                                         8,049       23,415        13,327        44,873
                                                ------------  -----------  ------------  ------------

           Net loss, before extraordinary item     (219,704)    (779,129)     (271,334)   (1,945,291)

Extraordinary item, gain on settlement of
   payables.                                              -       45,100             -        45,100


           Net loss                             $  (219,704)  $ (734,029)  $  (271,334)  $(1,900,191)
                                                ============  ===========  ============  ============

Loss, before extraordinary gain per share       $     (0.02)  $    (0.09)  $     (0.03)  $     (0.21)

Extraordinary gain per share                              -          .01             -           .01
                                                ------------  -----------  ------------  ------------

Basic and diluted net loss per share            $     (0.02)  $    (0.08)  $     (0.03)  $     (0.20)
                                                ============  ===========  ============  ============

Weighted average shares used in
   computing basic and diluted net
   loss per share                                10,216,448    9,426,702    10,216,448     9,331,790
                                                ============  ===========  ============  ============

      The accompanying notes are an integral part of these consolidated financial statements.

                       SHARP HOLDING CORPORATION, AND SUBSIDIARY
                       -----------------------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    -----------------------------------------------

                                                                 2002         2001
                                                              ----------  ------------
Cash flows from operating activities:
  Net loss                                                    $(271,334)  $(1,900,191)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
      Extraordinary gain                                              -       (45,100)
      Stock-based consideration                                     150       372,356
      Depreciation                                               19,957        23,645
      Changes in operating assets and liabilities-
        Decrease in accounts receivable                             633       609,385
        Increase in other current assets                        (30,630)            -
        Decrease in other assets                                    900       216,160
        Increase in accounts payable and accrued liabilities    330,271       650,767
        Decrease in software obligations payable                      -       (25,000)
        (Decrease) increase in deferred revenue                (270,516)       27,990
                                                              ----------  ------------

                  Net cash used in operating activities        (220,569)      (69,988)
                                                              ----------  ------------

Cash flows from financing activities:
  Proceeds from borrowings                                      282,750       559,685
  Repayment of borrowings                                       (79,527)     (523,750)
                                                              ----------  ------------

                  Net cash provided by financing activities     203,223        35,935
                                                              ----------  ------------

Net decrease in cash and cash equivalents                       (17,346)      (34,053)

Cash and cash equivalents at beginning of period                 27,295        55,586
                                                              ----------  ------------

Cash and cash equivalents at end of period                    $   9,949   $    21,533
                                                              ==========  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $       -   $    30,740

Supplemental disclosure of noncash investing and
  financing activities:
    Payables converted to common stock and paid-in capital            -        54,900

The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


1.   BASIS  OF  PRESENTATION:
     ------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

The Company has suffered recurring losses of $219,704 and $734,029 for the three-month periods ended June 30, 2002 and 2001, as well as losses of $271,334 and $1,900,191 for the six-month periods ended June 30, 2002 and 2001, respectively. These recurring losses have produced an accumulated deficit of $8,562,420, and a working capital deficit of $2,647,262 as of June 30, 2002. Although the company has made major reductions in operating expenses, operating losses and negative cash flows have continued during 2002. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. Management is confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2001, was qualified with respect to that risk.


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

4.   RELATED-PARTY  TRANSACTIONS:
     ----------------------------

On March 1, 2001, the Company entered into note payable agreements with a stockholder in the amount of $100,000. The note bears interest at 10 percent per annum and is payable on demand. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. These notes also bear interest at 10 percent per annum and are payable on demand. As of June 30, 2002, the entire balance of all three notes was outstanding.

During March 2001, the Company entered into an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer. During the three-month and six-month period ending June 30, 2002 the Company repaid $52,250 and $66,777, respectively. The total amount due of $61,288 at June 30, 2002 bears interest at 10% per annum and is payable, in full, on demand.

During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and are payable in January 2003 and September 2002, respectively. As of June 30, 2002, the entire balance of both notes was outstanding.

5.   COMMITMENTS  AND  CONTINGENCIES:
     --------------------------------

At June 30, 2002, the Company was delinquent on approximately $320,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through June 30, 2002. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations.

In November 1999, we entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application which Qwest promised to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. Under the terms of the agreement Qwest must reimburse the Company for the damages the Company suffered due to Qwest's breach of the agreement. The Company plans to pursue all remedies available under the terms of the partnership contract.

In connection with that same development and distribution partnership agreement with Qwest, we engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. On May 15, 2002 petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., etal " was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. Subsequent to June 30, 2002, the Company reached a settlement that will allow the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred

Thousand (1,500,000) shares of the Company's restricted common stock will collateralize the settlement and will be returned to the Company if payment is made by December 31, 2002, in accordance with the settlement agreement. If the Company does not fully satisfy the settlement by December 31, 2002, an additional $50,000 will be added to the settlement.

The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

6.     SUBSEQUENT EVENTS:
       ------------------

Subsequent to June 30, 2002, the Company's board of directors approved the issuance of a total or 4,008,000 shares of its restricted common stock. Of the 4,008,000 shares, 1,500,000 will be issued as collateral for debt, 1,993,000 will be issued for conversion of accrued liabilities and notes payable outstanding at June 30, 2002, and 515,000 shares will be issued for consulting and legal services to be provided subsequent to June 30, 2002.

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

OPERATIONS

We are developers of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We expect that large corporations will use our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

We have recently been selected by Eastman Kodak Corporation to represent Kodak's new "Optical Media CD" technology. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs is now driving down the cost of CD production to a commodity level. We are now collaborating with Kodak to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver up to a 75% average response rate, compared to the 5% response rate of standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our four-dollar OMCD is more cost effective than the standard seventy-cent commodity CD delivered by competing companies.

On April 1, 2002, we entered into a letter of intent to purchase certain patented software assets from United Internet Technologies, Inc., a subsidiary of United Leisure Corporation. This software technology provides secure television quality video on top of static web pages regardless of the speed of the Internet connection. We intended to use the technology in combination with Kodak's Optical Media CD technology. The letter of intent has expired and we have not been able to negotiate satisfactory terms that would allow us to further pursue the transaction. The Company is currently in discussions with other companies to acquire similar optical technology.

Together with Kodak, we are now calling on large corporations to introduce the benefits of these combined technologies. We will continue to design software with unique customization and personalization features to maximize Kodak Optical Media/Hyper CD technology and enhance customer benefits. We believe our relationship with Kodak will greatly expand our reach into the Fortune 500 during the next few years.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

During the three and six month periods ended June 30, 2002, we had total revenues of $137,000 and $282,000, respectively, compared to total revenues of $165,000 and $334,000 for the respective periods ended June 30, 2001. Revenues during both periods related primary to the recognition of revenue from software licenses and marketing contracts with Qwest.

Our costs of sales and services relate primarily to the amortization of deferred development costs. These costs totaled $200 and $706 for the three and six-month periods ended June 30, 2002 respectively, compared to $108,000 and $311,000 for the same respective periods ended June 30, 2001. During the three and six month periods ended June 30, 2002 we incurred only negligible costs of sales as all deferred development costs had been fully amortized.

Our selling, general and administrative expenses totaled $332,000 and $506,000 for the three and six-month periods ended June 30, 2002, respectively, compared to $791,000 and $1,873,000 for the same respective periods ended June 30, 2001. The $459,000 and $1,367,000 decreases in these expenditures between the respective three and six-month periods ended June 30, 2002 and 2001 can be attributed to workforce restructuring and cost cutting programs in effect during the periods ending June 30, 2002. Such programs resulted in substantial decreases in salaries, wages, travel, entertainment, rents and professional fees.


LIQUIDITY  AND  CAPITAL  RESOURCES

Through June 30, 2002, we have an accumulated deficit of $8.6 million. We have a working capital deficit of $2.6 million at June 30, 2002. Although the company has made major reductions in operating expenses, operating losses and negative cash flow continue as of the date of this filing. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We expect cash flow deficits will continue, which will necessitate additional financing. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of securities. There can be no assurances that future debt or equity funding will be available or have terms we will find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2001, was qualified with respect to that risk.

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

At June 30, 2002, we have no material outstanding purchase commitments and during fiscal years 2002 and 2001, there are no significant elements of income or loss that do not arise from our continuing operations other than an extraordinary gain of $45,100 resulting from extinguishment of debt. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

                                     PART II

ITEM  1.   LEGAL  PROCEEDINGS

In November 1999, we entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application that Qwest promised to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. Under the terms of the agreement Qwest must reimburse the Company for the damages the Company suffered due to Qwest's breach of the agreement. The Company plans to pursue all remedies available under the terms of the partnership contract.

In connection with that same development and distribution partnership agreement with Qwest, we engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. On May 15, 2002 petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., etal " was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. We have since reached a settlement that will allow us to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock will collateralize the settlement and will be returned to the Company if payment is made by December 31, 2002, in accordance with the settlement agreement. If the Company does not fully satisfy the settlement by December 31, 2002, an additional $50,000 will be added to the settlement.

In addition, from time to time, we are involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on our financial position or results of operations.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

Exhibit 99.1, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


(b)     REPORTS  ON  FORM  8-K

NONE

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

Sharp  Holding  Corporation


By:  /s/  George  Sharp                                  August  19,  2002
------------------------------------------------------
George  Sharp,  Director,  Chief  Executive  Officer,
        Chief Accounting Officer and President