Form 10QSB
period 2002-09-30
SHARP HOLDING CORP
filed 2002-11-14
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                      65-0970516
      ------------------------------                     --------------------
     (State or Other Jurisdiction of                       (IRS Employer
     Incorporation or Organization)                      Identification No.)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS 77069
            --------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)

            --------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2002 there were 13,264,448 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS


PART I

Item 1.    Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Evaluation of disclosure controls and procedures


PART II

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 6.    Exhibits and Reports on Form 8-K

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

     Consolidated Balance Sheets as of
     September 30, 2002 (unaudited) and December 31, 2001

     Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2002 and 2001 (unaudited)

     Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001 (unaudited)

     Notes to Consolidated Financial Statements

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY
                    -----------------------------------------

           CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
           ---------------------------------------------------------------------


                                                                     2002          2001
                                                                 ------------  ------------
                                                                  (unaudited)
                             ASSETS
                             ------
Current assets:
  Cash and cash equivalents                                      $     1,193   $    27,295
  Accounts receivable                                                  1,054         2,012
  Other                                                               23,815             -
                                                                 ------------  ------------

     Total current assets                                             26,062        29,307

Property and equipment, net                                           41,882        71,818

Software development costs and other, net                                550         1,450
                                                                 ------------  ------------

     Total assets                                                $    68,494   $   102,575
                                                                 ============  ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

Current liabilities:
  Accounts payable                                               $   983,751   $   879,866
  Accrued liabilities                                              1,131,004       567,623
  Notes payable to related parties                                   516,188       328,065
  Notes payable                                                      260,000       290,000
  Current portion of deferred revenue                                      -       360,688
                                                                 ------------  ------------

     Total current liabilities                                     2,890,943     2,426,242

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 80,000,000 shares authorized,
    13,264,448 shares and 10,216,448 shares issued and
    outstanding, respectively                                         13,265        10,217
  Additional paid-in capital                                       6,186,054     5,957,202
  Accumulated deficit                                             (9,021,768)   (8,291,086)
                                                                 ------------  ------------

     Total stockholders' deficit                                  (2,822,449)   (2,323,667)
                                                                 ------------  ------------

     Total liabilities and stockholders' deficit                 $    68,494   $   102,575
                                                                 ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                 SHARP HOLDING CORPORATION, AND SUBSIDIARY
                                 -----------------------------------------

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -------------------------------------

                                                (unaudited)


                                                          Three Months Ended         Nine Months Ended
                                                      ------------------------  --------------------------
                                                            September 30,               September 30,
                                                      ------------------------  --------------------------
                                                          2002         2001         2002          2001
                                                      ------------  ----------  ------------  ------------
Revenues:
  Subscriptions                                       $    29,500   $  195,000  $   118,000   $   285,000
  Licenses                                                 60,672       91,045      242,688       273,055
  Services and other                                        1,369      682,312       12,761       744,580
                                                      ------------  ----------  ------------  ------------

             Total revenues                                91,541      968,357      373,449     1,302,635

Operating expenses:
  Cost of sales and services                                    -       40,432          706       351,605
  Selling, general and administrative, including
    stock-based consideration of $93,740 and
    $115,300 for the 3 months ended September
    30, 2002 and 2001, $93,890 and $487,656
    for the 9 months ended September 30, 2002
    and 2001.                                             481,509      354,259      941,235     2,221,249
                                                      ------------  ----------  ------------  ------------

             Total operating expenses                     481,509      394,691      941,941     2,572,854
                                                      ------------  ----------  ------------  ------------

      Income / (loss) from operations                    (389,968)     573,666     (568,492)   (1,270,219)

Interest expense                                           67,791       23,021      147,275        79,554

Other expense                                               1,589        9,524       14,915        54,397
                                                      ------------  ----------  ------------  ------------

      Net income / (loss), before extraordinary item     (459,348)     541,121     (730,682)   (1,404,170)

Extraordinary item, gain on settlement of
  payables.                                                     -        2,217            -        47,317


              Net income / loss                       $  (459,348)  $  543,338  $  (730,682)  $(1,356,853)
                                                      ============  ==========  ============  ============

Income / (loss), before extraordinary gain per share  $     (0.04)  $     0.05  $     (0.07)  $     (0.15)

Extraordinary gain per share                                    -            -            -           .01
                                                      ------------  ----------  ------------  ------------

Basic and diluted net income / (loss) per share       $     (0.04)  $     0.05  $     (0.07)  $     (0.14)
                                                      ============  ==========  ============  ============

Weighted average shares used in
  computing basic and diluted net
  loss per share                                       11,688,405    9,976,285   10,712,492     9,512,219
                                                      ============  ==========  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                      SHARP HOLDING CORPORATION, AND SUBSIDIARY
                      -----------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                -----------------------------------------------------


                                                                2002         2001
                                                             ----------  ------------
                                                             (unaudited)
Cash flows from operating activities:
  Net loss                                                   $(730,682)  $(1,356,853)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
    Extraordinary gain                                               -       (47,317)
    Stock-based consideration                                   93,890       487,656
    Depreciation                                                29,936        35,499
    Changes in operating assets and liabilities-
      Decrease (increase) in accounts receivable                   958       (32,209)
      Increase in other current assets                          (3,815)            -
      Decrease in other assets                                     900       249,429
      Increase in accounts payable and accrued liabilities     715,276       687,801
      Decrease in software obligations payable                       -       (25,000)
      Decrease in deferred revenue                            (360,688)      (58,015)
                                                             ----------  ------------

        Net cash used in operating activities                 (254,225)      (59,009)
                                                             ----------  ------------

Cash flows from investing activities
  Purchases of property and equipment                                -        (1,150)
                                                             ----------  ------------

        Net cash used in investing activities                        -        (1,150)
                                                             ----------  ------------

Cash flows from financing activities:
  Proceeds from borrowings                                     324,750       595,355
  Repayment of borrowings                                      (96,627)     (586,540)
                                                             ----------  ------------

        Net cash provided by financing activities              228,123         8,815
                                                             ----------  ------------

Net decrease in cash and cash equivalents                      (26,102)      (51,344)

Cash and cash equivalents at beginning of period                27,295        55,586
                                                             ----------  ------------

Cash and cash equivalents at end of period                   $   1,193   $     4,242
                                                             ==========  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  18,639   $    35,778

Supplemental disclosure of noncash investing and
  financing activities:
    Payables converted to common stock and paid-in capital     138,010        95,500

    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



1.   BASIS OF PRESENTATION:
     ----------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

The Company has reported a loss of $459,348 for the three-month period ended September 30, 2002, compared with net income of $543,338 for the three-month period ended September 30, 2001, the Company has also reported losses of $730,682 and $1,356,853 for the nine-month periods ended September 30, 2002 and 2001, respectively. These recurring losses have produced an accumulated deficit of $9,021,768, and a working capital deficit of $2,864,881 as of September 30, 2002. Although the company has made major reductions in operating expenses during the nine-month period ended September 30, 2002, operating losses and negative cash flows have continued during 2002. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. Management is confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2001, was qualified with respect to that risk.


3.   RECLASSIFICATION:
     -----------------

Certain amounts presented in the Company's financial statements for the nine-month period ended September 30, 2001, have been reclassified to conform to current year presentation.

4.   TECHNOLOGY  AND  INTERNET  APPLICATION  AGREEMENTS:
     ---------------------------------------------------

Beginning January 1, 2001, the Company licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection was to contain six volumes of software. Consideration for distribution of the New Collection was $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. The Company was required to provide Internet support for the term of the agreement. The $300,000 was recognized ratably over the two-year term of the agreement, which ended in August of 2002.

Due to non-performance of the contract by Qwest, the New Collection was never distributed.


5.   RELATED-PARTY  TRANSACTIONS:
     ----------------------------

On March 1, 2001, the Company entered into note payable agreements with a stockholder in the amount of $100,000. The note bears interest at 10 percent per annum and is payable on demand. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. These notes also bear interest at 10 percent per annum and are payable on demand. As of September 30, 2002, the entire balance of all three notes was outstanding.

During March 2001, the Company entered into an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer. During the three-month and nine-month period ending September 30, 2002 the Company repaid $15,100 and $81,177, respectively. The total amount due of $46,188 at September 30, 2002 bears interest at 10% per annum and is payable, in full, on demand.

During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and are payable in January 2003 and September 2002, respectively. As of September 30, 2002, the entire balance of both notes was outstanding.


6.   CHANGES IN SECURITIES:
     ----------------------

In August 2002, the Company issued an aggregate of 940,000 shares of common stock (valued at $140,550) to seven vendors as payment-in-kind for services rendered. The Company also issued an aggregate of 608,000 shares of common stock (valued at $91,200) to five employees, or former employees, as payment-in-kind for employee compensation. In August 2002, the Company also issued an aggregate of 1,500,000 shares of common stock to serve as collateral for the terms of a settlement agreement related to the claim of one of its creditors (see Note 7). The stock is to be held in escrow until January 2003, at which time it will be returned to the Company if debt repayment is made by December 31, 2002.


7.   COMMITMENTS  AND  CONTINGENCIES:
     --------------------------------

At September 30, 2002, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through September 30, 2002. Management believes additional interest and penalties, if any are levied will not be material to the Company's financial position or results of operations.

In November 1999, the Company entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application which Qwest promised to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. Under the terms of the agreement Qwest must reimburse the Company for the damages the Company suffered due to Qwest's breach of the agreement. The Company plans to pursue all remedies available under the terms of the partnership contract.

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

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that will allow the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and will be returned to the Company if payment is made by December 31, 2002, in accordance with the settlement agreement. If the Company does not fully satisfy the settlement by December 31, 2002, an additional $100,000 will be added to the settlement.

The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

8.   SUBSEQUENT EVENTS:
     ------------------

In November 2002, the Board of Directors approved the issuance of 1,300,000 shares of common stock for payment of notes payable and accrued interest outstanding at September 30, 2002. In November 2002, the Board of Directors also approved the issuance of 3,000,000 stock options with an exercise price of $.10 per share and expiration date of November 5, 2007, as payment of compensation owed to the Company's Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 15, 2002.

FORWARD LOOKING STATEMENTS AND INFORMATION

We include the following cautionary statement in this Form10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-QSB are forward-looking statements. Words such as "plans", "believes", "expects", "anticipates" and
"estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and we believe they have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectation, beliefs or projections will result, be achieved, or be accomplished.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

During the three and nine-month periods ended September 30, 2002, we had total revenues of $92,000 and $373,000, respectively, compared to total revenues of $968,000 and $1,303,000 for the respective periods ended September 30, 2001. Revenues during both periods related primary to the recognition of revenue from software licenses and marketing contracts with Qwest.

Costs of sales and services relate primarily to the amortization of deferred development costs. These costs totaled $0 and $706 for the three and nine-month periods ended September 30, 2002 respectively, compared to $40,000 and $352,000 for the same respective periods ended September 30, 2001. During the three and nine-month periods ended September 30, 2002 we incurred only negligible costs of sales as all deferred development costs had been fully amortized.

Selling, general and administrative expenses totaled $482,000 and $941,000 for the three and nine-month periods ended September 30, 2002, respectively, compared to $354,000 and $2,221,000 for the same respective periods ended September 30, 2001. The $128,000 increase in these expenditures for the three-month period ended September 30, 2002 over the three-month period ended September 30, 2001 is due to increased compensation. The $1,280,000 decrease in these expenditures between the respective nine-month periods ended September 30, 2002 and 2001 can be attributed to workforce restructuring and cost cutting programs in effect during the periods ending September 30, 2002. Such programs resulted in substantial decreases in salaries, wages, travel, entertainment, rents and professional fees.

Interest expense totaled $68,000 and $147,000 for the three and nine-month periods ended September 30, 2002, respectively, compared to $23,000 and $80,000 for the same respective periods ended September 30, 2001. The increase in 2002 is the result of financing costs associated with debt obtained during 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

Through September 30, 2002, we have an accumulated deficit of $9 million. We have a working capital deficit of $2.9 million at September 30, 2002. Although the company has made major reductions in operating expenses during the nine-month period ended September 30, 2002, operating losses and negative cash flow continue as of the date of this filing. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We expect cash flow deficits will continue, which will necessitate additional financing. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of securities. There can be no assurances that future debt or equity funding will be available or have terms we will find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2001, was qualified with respect to that risk.

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

At September 30, 2002, we have no material outstanding purchase commitments and during fiscal years 2002 and 2001, there are no significant elements of income or loss that do not arise from our continuing operations other than an extraordinary gain of $47,317 resulting from extinguishment of debt. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.


ITEM  3.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

George Sharp, our Chief Executive Officer and Chief Accounting Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that will allow the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and will be returned to the Company if payment is made by December 31, 2002, in accordance with the settlement agreement. If the Company does not fully satisfy the settlement by December 31, 2002, an additional $100,000 will be added to the settlement.

In addition, from time to time, we are involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on our financial position or results of operations.

ITEM  2.    CHANGES  IN  SECURITIES

RECENT  SALE  OF  UNREGISTERED  SECURITIES

During the quarter ended September 30, 2002, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

     Unless stated otherwise, we believe that:

     (1) Each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition.

     (2) No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions.

     (3)  No  transaction  involved  a  public  offering.

     (4) Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

In August 2002, we issued an aggregate of 940,000 shares of common stock to seven vendors as payment-in-kind for services rendered. These transactions were made in reliance on Section 4(2) of the Act. The aggregate value of these transactions was $140,550.

In August 2002, we issued an aggregate of 608,000 shares of common stock to five employees, or former employees, as payment-in-kind for employee compensation. These transactions were made in reliance on Section 4(2) of the Act. The aggregate value of these transactions was $91,200.

In August 2002, we issued an aggregate of 1,500,000 shares of common stock to serve as collateral for the terms of a settlement agreement related to the claim of one of our creditors. If we fulfill the terms of the settlement, then these shares will be returned to us and these shares will become treasury shares which we may cancel. If the terms of the settlement are unfulfilled, then these shares will be given to the creditor. This transaction was made in reliance on
Section 4(2) of the Act. At this time no value has been assigned to this transaction due to the shares being held in escrow.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

NONE

(b)  REPORTS  ON  FORM  8-K

NONE

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

Sharp  Holding  Corporation


By:  /s/  George  Sharp                                  November 14, 2002
------------------------------------------------
George Sharp, Director, Chief Executive Officer,
    Chief Accounting Officer and President

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF 2002
-------------------------------------------------------------------------------

I,  GEORGE  SHARP,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of SHARP HOLDING CORPORATION.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  NOVEMBER  14,2002

/S/ GEORGE SHARP
----------------
GEORGE SHARP
CHIEF EXECUTIVE OFFICER OF SHARP HOLDING CORPORATION

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF 2002
-------------------------------------------------------------------------------

I,  GEORGE  SHARP,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of SHARP HOLDING CORPORATION.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  NOVEMBER 14, 2002

/S/ GEORGE SHARP
--------------------------
GEORGE SHARP
CHIEF ACCOUNTING OFFICER OF
SHARP HOLDING CORPORATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF SHARP HOLDING CORPORATION PURSUANT
------------------------------------------------------------------------------
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C.
------------------------------------------------------------------------------
63.
--

I, GEORGE SHARP, the Chief Executive Officer of SHARP HOLDING CORPORATION hereby certify that SHARP HOLDING CORPORATION'S periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of SHARP HOLDING CORPORATION.

Date:  NOVEMBER 14, 2002                 /S/ GEORGE SHARP
                                         --------------------------
                                         GEORGE SHARP
                                         CHIEF EXECUTIVE OFFICER OF
                                         SHARP HOLDING CORPORATION



CERTIFICATION OF CHIEF ACCOUNTING OFFICER OF SHARP HOLDING CORPORATION PURSUANT
-------------------------------------------------------------------------------
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C.
------------------------------------------------------------------------------
63.
--


I, GEORGE SHARP, the Chief Accounting Officer of SHARP HOLDING CORPORATION hereby certify that SHARP HOLDING CORPORATION'S periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of SHARP HOLDING CORPORATION.

Date:  NOVEMBER 14, 2002                 /S/ GEORGE SHARP
                                         --------------------------
                                         GEORGE SHARP
                                         CHIEF ACCOUNTING OFFICER OF
                                         SHARP HOLDING CORPORATION