Form 10KSB
period 2002-12-31
SHARP HOLDING CORP
filed 2003-04-15
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB
             [ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                         65-0970516
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or organization)                         Identification No.)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS  77069
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

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

Check whether the issuer: (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Issuer's revenues for the year ended December 31, 2002 were $374,629. The aggregate value of Common Stock held by non-affiliates of the registrant at March 28, 2003 based upon the last reported sales prices on the National Association of Securities Dealers OTC Bulletin Board was $2,055,191. At March 28, 2003, there were 19,064,448 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description  of  Business                                            3

Item 2.   Description  of  Property                                           13

Item 3.   Legal  Proceedings                                                  13

Item 4.   Submission of Matters to a Vote of Security Holders                 14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             14

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           16

Item 7.   Financial Statements                                                18

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial  Disclosure                                               18


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act                   18

Item 10.  Executive  Compensation                                             21

Item 11.  Security Ownership of Certain Beneficial Owners
          And Management                                                      22

Item 12.  Certain Relationships and Related Transactions                      23

Item 13.  Exhibits and Reports on Form 8-K                                    23

Item 14.  Controls and Procedures                                             25

                                     PART I

ITEM  1.   DESCRIPTION  OF  BUSINESS


THE  COMPANY

Sharp Holding Corporation, a Delaware corporation together with its wholly-owned subsidiary, Sharp Technology, Inc. (Sharp Technology), a Delaware corporation (the "Company", "Sharp" or "we"), is a developer of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We expect that large corporations will use our software products as premium components in their strategic marketing and e-finance campaigns.

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

Our agreements called for Qwest to pay for the majority of the sales, marketing and distribution costs allowing us to profit by minimizing many of the traditional costs of mass distribution. In one such contract Sharp and US West/Qwest, entered into a development, marketing and distribution partnership to create a child protection program for the Internet. The agreement called for Sharp to develop the program. US West/Qwest was to market, distribute, support and collect payment for the program. Revenue would be equally split during the three-year agreement.

Due to the explosive growth of the Internet, our desire to stop the proliferation of pornography that effects children on the Internet and the stability derived from working with a multi-billion dollar telephone company, Sharp focused a major portion of it's efforts and resources toward developing the program. Internal projections fixed revenue in excess of twenty million dollars per year per company during the term of the contract.

The program was developed tested and ready for delivery during the summer of 2000. However, the release was delayed through the remainder of 2000 while US West entered into a series of merger and acquisition negotiations that eventually led to a merger with Qwest. Further delays occurred while Qwest worked through internal restructuring. Qwest eventually announced it had sold its Internet service (.net) to Microsoft and informed us they would not honor our contract.

During this same period of time, based on the potential of the US West/Qwest relationship, the explosive growth of high-tech companies and the opportunities to raise capital afforded early-stage public companies, we entered the public market through a "reverse merger" with Celebrity Entertainment Group in January 2000. In February 2000 the tech sector collapsed effectively eliminating the possibility to raise cash in the public marketplace. Given the circumstances management had only two choices, close the doors, or cut expenses to the bone and bootstrap operations while developing new products and opening new markets.

During the past year we have completely restructured the company. We were recently selected by Eastman Kodak Corporation to represent Kodak's new "Optical
Media  CD"  technology.   Our  experience  in  implementing  mass  distribution
projects with large corporations along with our experience in network security and development positions us perfectly to forge a market with secure optical media CD's. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001.
Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. We are now collaborating with Kodak to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver a 14% to 47% average response rate, compared to less than 1% for direct mail and 3% for standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our one-dollar and fifty-cent OMCD is more cost effective than the standard seventy-cent commodity CD currently being delivered by competing companies.

To further enhance our position in the marketplace, effective February 28, 2003, we acquired a patented technology called Hyper CD. The combination of Kodak personalization techniques, Sharp security software and Hyper CD technology gives us the ability to deliver a one of a kind product that is fully protected by US and International patents.

The benefit for large companies using our new Hyper CD's in their direct mail or CD mail programs is a dramatic increase in response rates. Direct mail response rates of .03% to .05% and CD's deliver 1% to 3%. New customer acquisition costs for large companies have skyrocketed due to direct mail inefficiencies. Hyper CD's can drive down the cost of customer acquisition by delivering proven response rates of 14% to 47%.

Our target market for Hyper CD is co-branded credit cards and e-finance. During 2002 these two market segments accounted for a total of 9 billion pieces of direct mail. All of the companies involved in this market are searching for new ways to deliver their message and attract new customers more efficiently. We are currently in discussions with a number of companies that can benefit from using our Hyper CD product in their marketing programs.


HISTORY

On April 19, 2001, pursuant to an affirmative vote of its shareholders, our predecessor corporation, Celebrity Entertainment Group, Inc. ("Celebrity") entered into an Agreement and Plan of Merger (the Agreement) with and into its wholly owned Delaware subsidiary, Sharp Holding Corporation. Under the terms of the Agreement, Sharp Holding was the surviving corporation. As a result, our name was changed from Celebrity Entertainment Group, Inc., to Sharp Holding Corporation, and our state of domicile was moved from Wyoming to Delaware. Further, all of the issued and outstanding shares of Celebrity common stock, and all stock options and stock purchase rights outstanding in Celebrity were exchanged for an identical number of shares and rights in Sharp Holding. At the close of the transaction, our new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, and 20,000,000 shares of preferred stock authorized, $.001 par value.

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

PRODUCTS, SERVICES AND MARKETING

We develop or licenses software solutions for bundled delivery in conjunction with our Redistribution Partners. The contents of our offerings are targeted at helping those partners retain customers and strengthen their Internet brand presence. We believe that its focus on developing Internet security, e-commerce, and content management software products is closely aligned with these objectives.

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

"Desktop Mall"  - is an easy-to-use e-commerce software program that is anchored
--------------
to the computer desktop. It makes Internet shopping easy by providing direct connections to "Brand Name" stores that consumers already know and trust. Once installed, Desktop Mall can securely alert shoppers to sales, promotions and offerings without the use of "cookies" or "spam" e-mail. Desktop Mall aggregates and facilitates on-line purchasing from a variety of widely known vendors.

"It's  Your  Net"  -  is  a  desktop software filter that can provide a safe and
-----------------
focused Internet environment for users of all ages. This easy-to-use technology allows a parent or administrator to establish and enforce customized Internet access privileges on a user-by-user basis. Unlike current Internet filters, It's Your Net is fully integrated into the computer's operating system and can control all forms of Internet traffic including; HTTP Web activity, E-mail, Chat, FTP (file downloads) and NNTP News Activity. Its Your Net provides complete Internet access administration and content management for homes, schools, and small businesses.

"Desktop  Call" - is a software program that installs an icon in the system tray
---------------
(at the bottom of the computer screen) the icon can be used to "call" the computer user back to a specific web site for additional offers and services. Desktop Call provides personalized permission based communications between a company and it's customers.

During fiscal years 2002 and 2001, the Company provided US West Communications, Inc. (now Qwest) with a series of software bundles carefully selected to help consumers, families and schools meet the challenges brought about by emerging technologies. The following software titles were included among the offerings in these bundles; NetSnitch (by NetSnitch LLC) - Monitors Internet use by children, students, and employees, Ace Reader (by Stepware, Inc.) - A reading and speed-reading training program, Comp-U-Course (by CBT Systems Limited) - A tutorial program on Internet use, Dr. Y2K (by Coherence Technology, Inc.)- A system diagnostic tool to identify Year 2000 issues for desktop operating systems, and RamDoubler (by Symantec) - A software solution for Macintosh computers to help extend effective Ram capacity.

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


THE  MARKET

Recent events have shed important light upon the manner in which the Internet will be integrated into the daily experience of the average consumer. What was once widely considered a "revolutionary" process has now been termed an "evolutionary" one. The fear that Internet "category-killers" could easily transplant industry stalwarts has been replaced by the knowledge that habit, customer loyalty and branding have a considerable permanence. And yet, the Internet remains the largest, most pervasive and rapidly expanding influence on the way companies conduct their daily business. It has emerged as a major platform for communication, providing new, highly efficient channels through which companies can engage in commerce and interact directly with customers. International Data Corporation ("IDC") forecasts that over 320 million people worldwide will be using the Internet by the end of 2002 and The Gartner Group estimates commerce conducted over the Internet will grow to nearly $4.3 trillion in 2003.

On inspection, one can conclude that the importance of the Internet has not diminished. The manner in which Internet technologies will be adopted, however, has changed dramatically. The focus is no longer on a few technologically advanced Internet market makers. Instead, almost every major corporation is in the process of examining how the real benefits of the Internet can be put to work in their organizations. Faced with growing competition, deregulation and globalization, companies are increasingly looking to utilize Internet technologies to develop a sustainable competitive advantage. They have begun to expand their use of efficient and low-cost Internet technologies to replace or enhance traditional operations, such as customer relationship management, supply and service chain management, employee training and communication.

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

Content  Management
-------------------
Increasingly, companies are turning to the Internet as the primary vehicle for information delivery. Online business requires effective management and delivery of information to customers, partners and employees. Forrester Research indicates that, during the year 2001, many companies doubled the amount of information they publish on the Internet and predicts that this trend will continue over the next year. In order to address this growth, companies are increasingly demanding software systems that automate the workflow of content creation, management and delivery.

Schools in the United States are rapidly expanding Internet access and the Department of Education has announced long-term goals to provide Internet access to all students in the nation's public schools. Those goals set a target of one computer workstation for every five students, up from one for about every 14 students currently.

The introduction and expanded use of the Internet as an educational tool in the classroom has prompted school board members, superintendents and teachers to focus on protecting students from unsuitable Internet content. Parents have also become increasingly concerned about children's access to various types of content, ranging from pornography to bomb making instruction, among others. Without an effective Internet content filtering system in place, educators and parents have had to choose between undesirable alternatives: prohibiting Internet access altogether or closely supervising each student's use of the Internet. Prohibiting Internet access deprives students of the wealth of beneficial information available on the Internet, while supervision can waste an enormous amount of teacher or parent time. The education Internet access control market is expected to be worth more than $500 million in 2003.

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


COMPETITION

The market for specialized Internet applications is highly competitive, and the Company expects that this competition will intensify in the future. The Company has taken steps to license or acquire patented technology to gain advantage in its niche markets. The Company's marketplace is characterized by rapid technological change, evolving industry standards and compressed product life cycles. The Company believes the principle factors impacting competition in its markets are strategic affiliations, time to market, cost, product quality and performance, intellectual property, customer relationships and reputation. In providing specialized software application design and development, the Company competes with numerous businesses that also provide software design and development services, companies that have developed and market application specific Internet software products, companies that provide software tools that enable customers to develop specific Internet-enabled software applications and companies that choose to develop Internet application products internally. There are large custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet security software applications design and development services. The Company believes that with respect to such large companies, it enjoys a certain niche market advantage related to its costs, smaller size and flexibility of response. There is no assurance, however, that the Company will be able to compete effectively against these competitors.

The Company's current products face competition from many marketing or software solution providers. Additionally, new alternative software providers may emerge that directly compete with the products that the Company offers. The Company also competes with certain large advertising agencies and Internet web site development houses with respect to its work to customize customer affiliation solutions for Redistribution Partners. We believe that the Company's experience in software marketing and desktop software development provides certain market advantages with respect to this competition. There is no assurance, however, that the Company will be able to compete effectively against these competitors.

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

During fiscal years 2002 and 2001 we were subject to the following license or royalty agreements:

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

On  August  31,  1999,  we  entered  into  an  original  equipment manufacturers
(OEM)/reseller  agreement (the OEM/Reseller Agreement) with CBT Systems, Limited
(CBT). Under the provisions of the OEM/Reseller Agreement, CBT granted us a nonexclusive right and license to market and otherwise distribute, pursuant to our agreement with US West, certain of CBT's Internet interactive training software. In consideration for the OEM/Reseller Agreement, we agreed to pay CBT a total of $200,000. During November 2001, all obligations outstanding under this contract were settled for the amount of $14,350.

In November 1999, we entered into a development and distribution partnership agreement with US West, now Qwest . Pursuant to the provisions of this agreement, we were required to complete the development of a certain Internet software application to be offered and marketed by Qwest to its Internet access customers. Qwest agreed to pay up to $125,000 for development costs and 50 percent of all royalties due ($1.00 per copy) under this agreement. We delivered the completed software during November 2000. As of December 31, 2002, however, Qwest has failed to perform under this agreement. We believe Qwest's non-performance cost us in excess of two million dollars of actual damages and twenty million dollars in projected revenue. We expect to exercise our right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for our loss of revenue.

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

In August 2000, we licensed Qwest the rights to distribute an Internet security software application (HackTracer) for a period of two years. Under the terms of this license, we are required to provide support throughout its term. Total consideration for distributions of HackTracer during the term of the agreement is $728,049, plus 50 percent of all gross profits from the license of HackTracer to Qwest's customers. The $728,049 was recognized ratably over the two-year term of the agreement.

Beginning January 1, 2001, we licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. We are required to provide telephone support for the term of the agreement. The $300,000 was recognized ratably over the two-year term of the agreement.

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

Liquidity  And  Capital  Resources
----------------------------------
Through December 31, 2002, we have an accumulated deficit of $9.3 million. Of that amount, $3.7 million resulted from stock-based compensation and consideration related to the fair market value of stock and stock warrants granted in connection with employee compensation, certain software development contracts, financial services consulting agreements, and warrants granted to certain debt holders. We have a working capital deficit of $2.8 million at December 31, 2002. Operating losses and negative cash flow have continued during 2003. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. Our management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing our sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. Our management is confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB has been qualified with respect to that risk.

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

Reliance  Upon  Strategic  Partnerships,  Acquisitions  And  Relationships
--------------------------------------------------------------------------
Substantially all of our revenues were generated by sales to one company (Qwest) consisting of a software licensing sale and a series of subscription contracts.

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

Governmental Regulation
-----------------------
We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, caching of content by server products, encryption concerns, including export controls, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, email network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United State, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect our ability to provide our products and services and increase the costs associated with our products and service, and may affect the growth of the Internet, These laws or regulations may therefore harm our business.

OTHER

We face no pressures with respect to the availability of raw materials required to support our operations and do not foresee any material impact on our business arising from the effects of environmental legislation. During fiscal years 2002 and 2001, we expended $700and $346,000 respectively, on costs of sales and services, related to our products.


EMPLOYEES

At December 31, 2002 and 2001 we had 2 full-time employees, 8 contract consultants and a host of stand-by programmers through development contracts. To reduce operating cost and increase efficiency, we restructured our labor force into a performance-based system. We hire or release employees and/or consultants in conjunction with the expansion or contraction of our business. At present, the majority of our personnel work without regular compensation. Since the success of our business plan depends upon our ability to attract, train and retain qualified personnel, there is a risk that without sufficient capital we will be unable to expand or replace our current labor force. A union does not represent our employees and there are no general labor contracts in effect. We believe we have a good relationship with all of our employees and consultants.


ITEM  2.   DESCRIPTION  OF  PROPERTY

Through May 31, 2001, we leased approximately 5,000 square feet as primary office space in a mid-rise office building at 5120 Woodway, Suite 9029 in Houston, Texas. During the period from April to June 2001, we decentralized office facilities in connection with cost-cutting programs. At that time we leased, two smaller offices totaling approximately 2,000 square feet and arranged for an additional 2,000 square feet of supporting office space with certain consultants at no cost to us. Our main office, consisting of approximately 600 square feet, is located in an office building at 13135 Champions Drive, Suite 100 in Houston, Texas and our secondary office, housing our Phoenix operations, is located at 7464 E. Tierra Buenan, Suite 205 in Scottsdale, Arizona. For the period January 1, 2001 through December 31, 2001, rents associated with these spaces totaled $59,198. The lease on our primary office space in Houston expired on May 31, 2002 and we have continued the lease on a month-to-month basis at a cost of $550 per month. On March 31,2002 we closed our Phoenix office which was on a month-to-month lease. We do not anticipate any difficulty in either extending our current agreements, or securing alternative leased facilities. We had also leased a sales office in Denver, Colorado. This lease was in effect until March 31, 2001, at which time we vacated the premises and have not reopened any office space in Denver. Monthly lease payments associated with the Denver offices were $ 1,490. Our total rental expense for the fiscal year ending December 31, 2002 including office rents and certain equipment leases was $37,725.


ITEM  3.   LEGAL  PROCEEDINGS

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

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that will allow the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment has not been made according to the settlement and as a result the Company is now liable for an additional $100,000 under the provisions of the settlement.

In addition, from time to time, we are involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

                                    Celebrity Common Stock
                                ------------------------------
                                   High Bid        Low Bid
                                --------------  --------------
Fiscal Year 2001:
-----------------
First Quarter                   $        11.03  $         2.31
Second Quarter                  $         2.56  $          .50
Third Quarter                   $         2.20  $          .45
Fourth Quarter                  $         1.95  $          .72


Fiscal Year 2002:
-----------------
First Quarter                   $          .88  $          .21
Second Quarter                  $          .50  $          .08
Third Quarter                   $          .31  $          .07
Fourth Quarter                  $          .18  $          .05

Fiscal Year 2003:
-----------------
First Quarter  (to March 28th)  $          .23  $          .06


At March 28, 2003, the last bid price for our common stock as reported on the OTC Bulletin Board was $.15 per share and the company had approximately 364 shareholders of record.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the quarter ended December 31, 2002, we issued unregistered securities in transactions exempted from registration as provided in the Securities Act of 1933 as amended (the "Act"). Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, not did we pay any commissions or fees to any underwriter in connection with any of these transactions. The purchasers were knowledgeable about our operations and financial condition. We believe that the purchasers had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of receipt of our securities.

In November 2002, we issued 1,300,000 shares of common stock to Mr. Gilbert Gertner, a director, who converted debt into common stock. We valued this transaction at $130,000. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

In November 2002, we issued options to purchase 3,000,000 shares of common stock to Mr. Sharp, our CEO, as payment-in-kind for employee compensation. The options have an exercise price of $.10 per share and are exercisable over a five year period. The option was not assigned a dollar value as management believed the value of the option was de minimis at the date of issuance. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

In November 2002, we issued warrants to purchase 325,000 shares of common stock to one company who accepted these warrants as payment in kind for services that they rendered to us. The warrants have an exercise price of $.02 per share and are exercisable over a five year period. We valued this transaction at $12,285. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

In December 2002, we issued 500,000 shares of common stock to a total of 2 persons who accepted these shares as payment-in-kind for services that they rendered to us. We valued these transactions at $40,000. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

In December 2002, we issued 1,000,000 shares of common stock to Mr. Sharp, our CEO, as payment-in-kind for employee compensation. We valued this transaction at $80,000. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                           NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                             ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                              OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
PLAN CATEGORY               WARRANTS AND RIGHTS. (a)            RIGHTS. (b)          REFLECTED IN COLUMN (a)) (c)
-------------------------  ---------------------------  ---------------------------  ----------------------------
Equity compensation plans
approved by security
holders.                                        None                           None             None
-------------------------  ---------------------------  ---------------------------  ----------------------------
Equity compensation plans
not approved by security
holders.                                     4,833,134  $                      1.39             None
-------------------------  ---------------------------  ---------------------------  ----------------------------
     TOTAL                                   4,833,134  $                      1.39             None
-------------------------  ---------------------------  ---------------------------  ----------------------------

     1. We have a plan that issued 133,332 of the above warrants in connection with debt.
     2. We have a plan that issued 315,000 of the above options and warrants as compensation for vendors for goods and services.
     3. We have a plan that issued 4,384,802 of the above options and warrants as compensation for directors, executive officers, employees and consultants.

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

CRITICAL ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Revenue  Recognition
--------------------

We generate revenues from licensing software and providing post contract customer support (PCS) and other professional services. We use written contracts to document the elements and obligations of arrangements with our customers. At times, arrangements that include the licensing of software also include PCS, such as the right to technical support. When we sell several elements to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon vendor-specific objective evidence of fair value, if available. We have not established sufficient vendor-specific objective evidence of fair value for PCS since this element is not sold separately from software licenses. Accordingly, we recognize revenue from software licenses that include PCS ratably over the term of technical support.

Amounts that we received from Qwest for distribution of software products to its new customers were nonrefundable and were classified as subscriptions. We recognize subscriptions revenue ratably over the course of the respective customer's contract term. We also licenses software under noncancelable license agreements. We recognize license fees when a noncancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, collectibility is reasonably assured and no significant post delivery performance obligations exist.

Accounting  for  Stock-Based  Compensation
------------------------------------------

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," We have elected to account for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide the pro forma disclosures required by SFAS No. 123.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 did not have a material impact on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect the implementation of SFAS No. 143 to have a material impact on our results of operation or financial position.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 did not have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 will not impact our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The adoption of SFAS No. 148 did not impact our financial disclosures.

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN 45 did not impact our financial position or results of operations.

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

We were recently selected by Eastman Kodak Corporation to represent Kodak's new "Optical Media CD" technology. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. We are now collaborating with Kodak and Hyper CD to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver an average response rate of 14% to 47%, compared to the 3% average response rate of standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our one-dollar and fifty-cent OMCD is more cost effective than the standard seventy-cent commodity CD delivered by competing companies,

We are now calling on large corporations to introduce the benefits of this new technology. We will continue to design software with unique customization and personalization features to maximize Kodak Optical Media technology and customer benefits. We believe our relationship with Kodak will greatly expand our reach into the Fortune 500 during the next few years.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

For the fiscal year ended December 31, 2002 we had had total revenues of $375,000 compared to total revenues of $1,501,000 for the year ended December 31, 2001. The decrease in revenues of $1,126,000 in fiscal year 2002 was the result of the overall collapse of the "Tech Sector" during 2001 and the failure of Qwest to perform under certain contractual obligations.

Our costs of sales and services relate to development, fulfillment and technical support. These costs totaled $700 in 2002 and $346,000 in 2001. During the year ended December 31, 2002 we incurred only negligible costs of sales as all deferred development costs had been fully amortized in 2001.

Our selling, general and administrative expenses were $1,154,000 for the fiscal year ended December 31, 2002 compared to $2,847,000 for the fiscal year ended December 31, 2001. The $1,693,000 (59%) decrease in these expenditures between years can be attributed to workforce restructuring and cost cutting programs in effect during 2002. Such programs resulted in substantial decreases in salaries, wages, entertainment, & rents.

Our interest expense totaled $187,000 and $94,000 for the fiscal years ended December 31, 2002 and 2001, respectively. The increase in 2002 is the result of financing costs associated with debt obtained during 2002.

Extraordinary gains were $6,000 and $105,000 for the fiscal years ended December 31, 2002 and 2001, respectively. These gains resulted from the settlement liabilities of the Company and the decrease in 2002 was due primarily to the fact that we did not have adequate resources to offer settlements in 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 2002, we have an accumulated deficit of $9.3 million. Of that amount, $3.7 million resulted from stock-based compensation and consideration related to the fair market value of stock and stock warrants granted in connection with employee compensation, certain software development contracts, financial services consulting agreements, and warrants granted to certain debt holders. We have a working capital deficit of $2.8 million at December 31, 2002. Operating losses and negative cash flow have continued during 2003. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. Our management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing our sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. Our management is confident that alternative forms of financing and liquidity will be available, however, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB has been qualified with respect to that risk.

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

At December 31, 2002, we have no material outstanding purchase commitments and during fiscal years 2002 and 2001, there are no significant elements of income or loss that do not arise from our continuing operations. Further, with the exception of the potential impact of the Christmas buying season on the results of our e-commerce efforts, which is not currently estimable, we do not expect material changes in its results of operations from period to period based upon the seasonality of its business.

ITEM  7.   FINANCIAL  STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arthur Andersen LLP, Independent Public Accountants, audited our balance sheets as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended. Such financial statements accompanied our Form 10-KSB for the year ended December 31, 2000 and were filed with the Securities and Exchange Commission on April 02, 2001. The report of Arthur Andersen LLP, on such financial statements, dated February 23, 2001 was modified by indicating that there is substantial doubt as to the Company's ability to continue as a going concern and did not contain any other adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our client-auditor relationship with Arthur Andersen LLP ceased on or about July 26, 2001.

Ham, Langston & Brezina, LLP, Certified Public Accountants of Houston, Texas was appointed by the Company on July 26, 2001, pursuant to a recommendation of our Chairman of the Board and President, Mr. George Sharp, to audit our financial statements for our fiscal year ended December 31, 2001.

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


                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS,  EXECUTIVE  OFFICERS  AND  OTHER  SIGNIFICANT  EMPLOYEES

The following table contains information concerning the executive corporate officers, directors and certain other executives of both Sharp Holding Corporation and Sharp Technology, Inc.:

     Name             Age                      Position with Company
     ---------------  ---  -------------------------------------------------------------
     George Sharp      59  President/Chief Executive Officer, Chief Accounting Officer,
                           Director, Secretary (Sharp Holding and Sharp Technology)
     Louis Schwartz    54  Senior Vice President of Business Development
                           (Sharp Holding and Sharp Technology)
     Gilbert Gertner   77  Director
                           (Sharp Holding)
     Alan Pavsner      49  Director
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


COMMITTEES OF THE BOARD OF DIRECTORS

As of December 31, 2002 the Company's Board of Directors had no formal compensation, nominating or audit committees.


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

CERTAIN  SECURITIES  FILINGS

We believe all persons subject to Section 16(a) of the Act in connection with their relationship to our operations have complied on a timely basis, except George Sharp and Gilbert Gertner who are in the process of filing their required forms.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the annual compensation of our executive officers and certain other executives for the years ending December 31, 2002, 2001 & 2000.

                                        SUMMARY COMPENSATION TABLE

                                                           LONG TERM COMPENSATION
                              ANNUAL COMPENSATION                  AWARDS                PAYOUTS
                           --------------------------  --------------------------------  -------
                                                        OTHER                SECURITIES             ALL
                                                        ANNUAL   RESTRICTED  UNDERLYING            OTHER
NAME & PRINCIPAL                                       COMPEN-     STOCK      OPTIONS/    LTIP    COMPEN-
POSITION                   YEAR   SALARY     BONUS      SATION     AWARDS       SARS     PAYOUTS   SATION
-------------------------  ----  --------  ----------  --------  ----------  ----------  -------  --------

George Sharp, CEO, CAO,    2002     --0--  $80,000(1)     --0--       --0--   3,000,000    --0--     --0--
(Sharp Holding and Sharp   2001  $162,063      --0--      --0--       --0--       --0--    --0--     --0--
Technology), Director      2000  $230,000      --0--      --0--       --0--       --0--    --0--     --0--
-------------------------  ----  --------  ----------  --------  ----------  ----------  -------  --------
  Robert Wesolek,  former  2002     --0--      --0--      --0--       --0--       --0--    --0--     --0--
  CFO (Sharp Holding and   2001  $118,904      --0--      --0--       --0--       --0--    --0--     --0--
    Sharp Technology)      2000  $116,000      --0--      --0--       --0--       --0--    --0--     --0--
-------------------------  ----  --------  ----------  --------  ----------  ----------  -------  --------
  Louis Schwartz, Sr VP    2002  $ 12,500  $24,000(2)     --0--       --0--       --0--    --0--     --0--
(Sharp Holding and Sharp   2001  $ 87,124      --0--   $  3,600       --0--       6,667    --0--     --0--
      Technology)          2000  $112,000  $   1,000   $  4,000       --0--       --0--    --0--  $  6,300
-------------------------  ----  --------  ----------  --------  ----------  ----------  -------  --------

(1)     Issued 1,000,000 shares of common stock as payment-in-kind for employee compensation.
(2)     Issued 160,000 shares of common stock as payment-in-kind for employee compensation.

                  NUMBER OF SECURITIES
                       UNDERLYING           PERCENT OF TOTAL
NAME & PRINCIPAL      OPTIONS/SARS       OPTIONS/SARS GRANTED TO   EXERCISE OF   EXPIRATION
POSITION                GRANTED         EMPLOYEES IN FISCAL YEAR    BASE PRICE      DATE
----------------  --------------------  -------------------------  ------------  ----------
George Sharp           3,000,000                   100%            $    .10      11/02/2007
----------------  --------------------  -------------------------  ------------  ----------
Robert Wesolek           --0--                     N/A                  N/A          N/A
----------------  --------------------  -------------------------  ------------  ----------
Louis Schwartz           --0--                     N/A                  N/A          N/A
----------------  --------------------  -------------------------  ------------  ----------

                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUES (SHARP HOLDING CORPORATION)

                                                 NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                    OPTIONS/SARS AT            OPTIONS/SARS AT
NAME & PRINCIPAL  SHARES ACQUIRED     VALUE         FISCAL YEAR-END            FISCAL YEAR-END
   POSITION         ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----------------  ----------------  ---------  -------------------------  -------------------------
George Sharp                   (*)        (*)      3,000,000   /   --0--          --0--   /   --0--
----------------  ----------------  ---------  -------------------------  -------------------------
Robert Wesolek                 (*)        (*)          --0--   /   --0--          --0--   /   --0--
----------------  ----------------  ---------  -------------------------  -------------------------
Louis Schwartz                 (*)        (*)          6,667   /   --0--          --0--   /   --0--
----------------  ----------------  ---------  -------------------------  -------------------------

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 28, 2003, with respect to the beneficial ownership of our shares by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and certain other executives and (iv) all executive officers, certain other officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown. As of March 28, 2003 there were approximately 19,064,448 shares of common stock outstanding.

TITLE OF CLASS               NAME                NUMBER OF SHARES    PERCENT
                                                            OWNED   OF CLASS
--------------  -------------------------------  -----------------  ---------
Common          George Sharp
Stock           13135 Champions Drive,                5,524,133(1)     25.04%
                Suite 100
                Houston, TX  77069
--------------  -------------------------------  -----------------  ---------
Common          Gilbert Gertner
Stock           1300 Post Oak Blvd, Suite 2222       2,465,125 (2)     12.71%
                Houston, TX, 77056
--------------  -------------------------------  -----------------  ---------
Common          Alan Pavsner
Stock           18870 Still Lake Drive                     50,000       0.26%
                Jupiter, FL 33458
--------------  -------------------------------  -----------------  ---------
Common          Louis Schwartz
Stock           13135 Champions Drive,                 713,919 (3)      3.74%
                Suite 100
                Houston, TX  77069
--------------  -------------------------------  -----------------  ---------
Common          All Executive Officers &
Stock           Directors, as a group                8,753,177 (4)     39.07%
                (4 persons)
--------------  -------------------------------  -----------------  ---------
Common          John Galt Media, Inc.
Stock           1175 Montauk Highway, St 5           4,000,000 (5)     19.94%
                West Islip, NY  11795
--------------  -------------------------------  -----------------  ---------
Common          Leslie Sachnowitz Meimoun &
Stock           Sheila Sachnowitz Curl
                808 Winbern                             1,500,000       7.87%
                Houston, TX  77002
--------------  -------------------------------  -----------------  ---------

     (1) Includes 1,862,045 shares of common stock pledged as collateral on debt and 3,000,000 shares of common stock under a 5-year option granted in November 2002.
     (2) Includes 333,333 shares of common stock under a warrant agreement with no stated expiration date.
     (3) Includes 6,667 shares of common stock under a 5-year option granted in January 2001.
     (4) Includes 3,340,000 shares of common stock under option and warrant agreements.
     (5) Includes 1,000,000 shares of common stock under a warrant agreement expiring February 28, 2008.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On June 25, 1999, we entered into two a software development agreement with the Navi-Gates Corporation (Navi-Gates), which is wholly owned by Robert Wesolek, our chief financial officer. Pursuant to this agreement we purchased program code and maintenance services for our Internet content management program, It's Your Net, for use in connection with our co-development agreement with Qwest. As compensation, we agreed to pay fees of $200,000 and a royalty equivalent to $1 per copy of the software sold or transferred for use to a customer. We believe this transaction was entered into under arms-length terms at prevailing market rates.

On November 30, 1999, we entered into an unsecured credit line agreement (the Credit Line) with CCTC, whereby CCTC agreed to advance funds to the Company for use as operating capital. The note bears interest at 10 percent per annum and is payable on demand. At December 31, 2002 and 2001, the outstanding balance on the Credit Line was $688 and $128,065, respectively.

During  the period from February 2, 2000 to June 28, 2000, we entered into three
(3) note payable agreements totaling $237,500 with Gilbert Gertner, a shareholder and member of our Board of Directors. All notes bore interest at 10% per annum and were payable, in full, on demand. During September 2000, these notes were repaid using 52,778 shares of our common stock at a price of $4.50 each in connection with a private placement of equity securities. On November 16, December 12, 2000, and March 1, 2001, we entered into three additional note payable agreements with this stockholder in the amounts of $60,000, $40,000 and $100,000 respectively. These notes bear interest at 10 percent per annum and are payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. At December 31, 2002 the balance of this note was $100,000.

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

On April 5, 2002 and June 5, 2002, we entered into notes payable agreements with a stockholder owned company in the amounts of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and mature on January 1 and September 3, 2003, respectively. At December 31, 2002, the balance of these notes outstanding was $270,000.


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

3.2(a) Incorporated by reference to the Articles of Incorporation of Sharp Holding Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix B.

3.2(b)          Incorporated  by  reference  to the By-Laws of Sharp Holding
               Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix C.

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

10.1(e)vii     Promissory  Note  between  Sharp  Holding  Corporation and
               Gilbert  Gertner  dated  November  5,  2002.

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

(b)  REPORTS  ON  FORM  8-K

     Subsequent  reports  on  Form  8-K  -

     On March 3, 2003, we filed a report on Form 8-K in connection with Item 2, Acquisition or Disposition of Assets, relating to our purchase of substantially all of the assets of John Galt Media, Inc.


ITEM  14.  CONTROLS  AND  PROCEDURES

Mr. George Sharp, our Chief Executive Officer and Chief Accounting Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized, April 15, 2003.

Sharp  Holding  Corporation

By:  /s/  George  Sharp
-------------------------------------------------------------
George Sharp, Director, Chief Executive Officer, Chief Accounting
Officer  and  President


Pursuant to the requirement of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                                                      Date
---------                                                      ----

By:  /s/  George  Sharp
-------------------------------------------------------        April  15,  2003
George  Sharp,  Chairman  of  the  Board  of  Directors


By:  /s/  Gilbert  Gertner
-------------------------------------------------------        April  15,  2003
Gilbert  Gertner,  Director


By:  /s/  Alan  Pavsner
-------------------------------------------------------        April  15,  2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     -----------------------------------------------------------------------

I,  GEORGE  SHARP,  certify  that:
1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  SHARP HOLDING
CORPORATION.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  APRIL  15,  2003

/S/ GEORGE SHARP
----------------
GEORGE SHARP
CHIEF EXECUTIVE OFFICER OF SHARP HOLDING CORPORATION

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I,  GEORGE  SHARP,  certify  that:
1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  SHARP HOLDING
CORPORATION.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: APRIL 15, 2003

/S/ GEORGE SHARP
----------------
GEORGE SHARP
CHIEF ACCOUNTING OFFICER OF SHARP HOLDING CORPORATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF SHARP HOLDING CORPORATION PURSUANT
------------------------------------------------------------------------------
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C.
------------------------------------------------------------------------------
63.
--

I, GEORGE SHARP, the Chief Executive Officer of SHARP HOLDING CORPORATION hereby certify that SHARP HOLDING CORPORATION'S annual report on Form 10KSB and the financial statements contained therein fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the annual report on Form 10KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of SHARP HOLDING CORPORATION.

Date: APRIL 15, 2003        /S/ GEORGE SHARP
                            ----------------
                            GEORGE SHARP
                            CHIEF EXECUTIVE OFFICER OF SHARP HOLDING CORPORATION



CERTIFICATION OF CHIEF ACCOUNTING OFFICER OF SHARP HOLDING CORPORATION PURSUANT
-------------------------------------------------------------------------------
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C.
------------------------------------------------------------------------------
63.
--


I, GEORGE SHARP, the Chief Accounting Officer of SHARP HOLDING CORPORATION hereby certify that SHARP HOLDING CORPORATION'S annual report on Form 10KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the annual report on Form 10KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of SHARP HOLDING CORPORATION.



Date:     APRIL 15, 2003   /S/ GEORGE SHARP
                           ----------------
                           GEORGE SHARP
                           CHIEF ACCOUNTING OFFICER OF SHARP HOLDING CORPORATION

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                    PAGE F-1
                                    --------

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----

Report  of  Independent  Accountants                                         F-2

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31,
   2002  and  2001                                                           F-3

  Consolidated Statement of Operations for the
    years ended December 31, 2002 and 2001                                   F-4

  Consolidated Statement of Stockholders' Deficit
    for the years ended December 31, 2002 and 2001                           F-5

  Consolidated Statement of Cash Flows for the years
    ended December 31, 2002 and 2001                                         F-6

Notes to Consolidated Financial Statements                                   F-7

                                    PAGE F-2
                                    --------

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors
Sharp Holding Corporation


We have audited the accompanying consolidated balance sheets of Sharp Holding Corporation, a Delaware corporation, (formerly Celebrity Entertainment Group, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharp Holding Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that totaled $978,783 and $1,744,719) for the years ended December 31, 2002 and 2001, respectively. These recurring losses have produced an accumulated deficit of $9,269,869, and a working capital deficit of $2,840,719 as of December 31, 2002. From time to time, the Company has made payroll tax deposits with the Internal Revenue Service after the due date and is delinquent on such payments at December 31, 2002. The amount of delinquent tax deposits has increased in 2002, and the Company is subject to interest and penalties in connection therewith. The Company may experience negative cash flows as it pursues its business strategy, which would necessitate additional financing. The Company has not secured any commitments for such additional financing requirements. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                  /s/   Ham,  Langston  &  Brezina,  L.L.P.


Houston, Texas
March 14, 2003

                                    PAGE F-3
                                    --------

                          SHARP HOLDING CORPORATION AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2002 AND 2001
                                         __________



                                                                     2002          2001
                                                                 ------------  ------------

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                      $    13,318   $    27,295
  Accounts receivable                                                    661         2,012
  Other current assets                                                60,000             -
                                                                 ------------  ------------

    Total current assets                                              73,979        29,307

Property and equipment, net                                           31,904        71,818

Software development costs and other, net                                550         1,450
                                                                 ------------  ------------

    Total assets                                                 $   106,433   $   102,575
                                                                 ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                               $ 1,005,803   $   879,866
  Accrued liabilities                                              1,098,207       567,623
  Notes payable to related parties                                   370,688       328,065
  Notes payable                                                      440,000       290,000
  Current portion of deferred revenue                                      -       360,688
                                                                 ------------  ------------

    Total current liabilities                                      2,914,698     2,426,242

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 80,000,000 shares                    16,065        10,217
    authorized, 16,064,448 shares and 10,216,448 shares issued and outstanding, respectively
  Additional paid-in capital                                       6,445,539     5,957,202
  Accumulated deficit                                             (9,269,869)   (8,291,086)
                                                                 ------------  ------------

    Total stockholders' equity (deficit)                          (2,808,265)   (2,323,667)
                                                                 ------------  ------------

      Total liabilities and stockholders' equity (deficit)       $   106,433   $   102,575
                                                                 ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE F-4
                                    --------

                      SHARP HOLDING CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2002, AND DECEMBER 31, 2001
                                     __________


                                                             2002          2001
                                                         ------------  ------------
Revenues:
  Subscriptions                                          $   118,000   $   377,000
  Licenses                                                   242,688       364,020
  Services and other                                          13,941       759,984
                                                         ------------  ------------

    Total revenues                                           374,629     1,501,004

Operating expenses:
  Cost of sales and services                                     706       346,093
  Selling, general and administrative, including stock-
    based consideration of $146,175 and $783,506,
    respectively                                           1,154,090     2,846,557
                                                         ------------  ------------

    Total operating expenses                               1,154,796     3,192,650
                                                         ------------  ------------

      Loss from operations                                  (780,167)   (1,691,646)

Interest expense                                             187,045        94,942

Other expense                                                 17,823        62,873
                                                         ------------  ------------

Net loss, before extraordinary items                        (985,035)   (1,849,461)

Extraordinary item, gain on settlement of payables             6,252       104,742
                                                         ------------  ------------

Net loss                                                 $  (978,783)  $(1,744,719)
                                                         ============  ============

Basic and diluted net loss per share                     $     (0.08)  $     (0.18)
                                                         ============  ============

Weighted average shares used in computing basic and
  diluted net loss per share                              11,608,053     9,696,713
                                                         ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                        SHARP HOLDING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                       __________

                                                                               TOTAL
                                                  ADDITIONAL               STOCKHOLDERS'
                                  COMMON STOCK     PAID-IN    ACCUMULATED     EQUITY
                               SHARES     VALUE    CAPITAL      DEFICIT      (DEFICIT)
                             ----------  -------  ----------  ------------  ------------
Balance December 31, 2000     9,235,823  $ 9,236  $5,079,177  $(6,546,367)  $(1,457,954)

Issuance of warrants and
  options as compensation
  to employees and
  consultants                         -        -      58,856            -        58,856

Issuance of common stock
  and warrants in
  settlement of debt            100,625      101      95,399            -        95,500

Issuance of common stock
  as compensation to
  employees and consultants     880,000      880     723,770            -       724,650

Net loss                              -        -           -   (1,744,719)   (1,744,719)
                             ----------  -------  ----------  ------------  ------------

Balance December 31, 2001    10,216,448  $10,217  $5,957,202  $(8,291,086)  $(2,323,667)

Issuance of warrants
  as compensation
  to consultants                      -        -      12,435            -        12,435

Issuance of common stock
  and warrants in
  settlement of debt          2,825,000    2,825     130,925            -       133,750

Issuance of common stock
  as compensation to
  employees and consultants   3,023,000    3,023     344,977            -       348,000

Net loss                              -        -           -     (978,783)     (978,783)
                             ----------  -------  ----------  ------------  ------------

Balance December 31, 2002    16,064,448  $16,065  $6,445,539  $(9,269,869)  $(2,808,265)
                             ==========  =======  ==========  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                        PAGE F-6
                                        --------

                        SHARP HOLDING CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2002, AND 2001

                                                                  2002         2001
                                                               ----------  ------------
Cash flows from operating activities:
  Net loss                                                     $(978,783)  $(1,744,719)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities-
      Extraordinary gain                                          (6,252)     (104,742)
      Stock-based consideration                                  146,175       783,506
      Depreciation                                                39,914        47,431
      Changes in operating assets and liabilities-
        Decrease in accounts receivable                            1,351       719,453
        Increase in other current assets                         (60,000)            -
        Decrease in other assets                                     900       265,161
        Increase in accounts payable and accrued liabilities     820,783       593,724
        Decrease in software obligations payable                       -       (25,000)
        Decrease in deferred revenue                            (360,688)     (246,020)
                                                               ----------  ------------

          Net cash (used in) provided by operating activities   (396,600)      288,794
                                                               ----------  ------------

Cash flows from investing activities:
  Purchases of property and equipment                                  -        (1,400)
                                                               ----------  ------------

          Net cash used in investing activities                        -        (1,400)
                                                               ----------  ------------

Cash flows from financing activities:
  Proceeds from borrowings                                       524,750       601,855
  Repayment of borrowings                                       (142,127)     (917,540)
                                                               ----------  ------------

          Net cash provided by (used in) financing activities    382,623      (315,685)
                                                               ----------  ------------

Net decrease in cash and cash equivalents                        (13,977)      (28,291)

Cash and cash equivalents at beginning of period                  27,295        55,586
                                                               ----------  ------------

Cash and cash equivalents at end of period                     $  13,318   $    27,295
                                                               ==========  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  69,339   $    45,368
                                                               ==========  ============

Noncash investing and financing activities:
    Debt converted to common stock and paid-in capital         $ 100,000   $         -
                                                               ==========  ============

    Payables converted to common stock and paid-in capital     $ 254,262   $    95,500
                                                               ==========  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE F-7
                                    --------

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION AND OPERATIONS
     ---------------------------

     Sharp Holding Corporation (Sharp) (Parent Company), a Delaware corporation, together with its wholly owned subsidiary, Sharp Technology, Inc. (Sharp Technology), a Delaware corporation (collectively, the "Company"), develops and markets Internet-related software products and provides innovative marketing solutions to strategic partners.

     On April 19, 2001, pursuant to an affirmative vote of its shareholders, the Company's predecessor corporation, Celebrity Entertainment Group, Inc. ("Celebrity") entered into an Agreement and Plan of Merger (the Agreement) with and into its wholly-owned Delaware subsidiary, Sharp. Under the terms of the Agreement, Sharp was the surviving corporation. As a result, the Company's name was changed from Celebrity Entertainment Group, Inc., to Sharp Holding Corporation, and our state of domicile was moved from Wyoming to Delaware. Further, all of the issued and outstanding shares of Celebrity common stock, and all stock options and stock purchase rights outstanding in Celebrity were exchanged for an identical number of shares and rights in Sharp. At the close of the transaction, the Company's new certificate of incorporation provides for 80,000,000 shares of common stock authorized, $.001 par value, and 20,000,000 shares of preferred stock authorized, $.001 par value.

     On December 18, 2000, all of the outstanding stock of Sharp Technology was acquired by Sharp Florida Acquisition Corporation (Florida), a wholly owned subsidiary of Celebrity in a transaction whereby Sharp Technology's stockholders received one share of Celebrity common stock for every three shares of Sharp Technology common stock. In addition, outstanding options and warrants to purchase common stock of Sharp Technology were exchanged for options and warrants to purchase Celebrity common stock based on the exchange ratio discussed above.

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

2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     The Company has suffered recurring losses from operations that include $978,783 and $1,744,719 for the years ended December 31, 2002 and 2001, respectively. These recurring losses have produced an accumulated deficit of $9,269,869, and a working capital deficit of $2,840,719 as of December 31, 2002. Operating losses and negative cash flow have continued during 2003. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. Management is currently pursuing a business strategy that includes building a reserve for the payment of future payroll taxes, increasing the Company's sales and marketing efforts and monitoring operating expenses. While pursuing this strategy, the Company expects to experience cash flow deficits, which will necessitate additional financing. Management is confident that alternative forms of financing and liquidity will be available; however, there can be no assurances that future debt or equity funding will be available or have terms the Company finds acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern.

     The Company has financed its operations from inception primarily through private financing transactions and receipt of payments related to agreements with Qwest Communication Services, Inc. One such agreement included the release of a content management software program to all Qwest .net customers and potential .net customers. The Company believes Qwest's non-performance on this agreement cost the Company in excess of two million dollars of actual damages and twenty million dollars in projected revenue. The Company is in the process of exercising its right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for its loss of revenue. The Company's future success is dependent upon many factors including, but not limited to, its ability to perform the following: continue to develop and market products and services, create new Redistribution Partnerships, and obtain the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

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

     CONCENTRATION  OF  CREDIT  RISK  AND  SIGNIFICANT  CUSTOMER
     -----------------------------------------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The principal financial instrument subject to credit risk is accounts receivable. At December 31, 2002 and 2001, the Company relied on one significant customer for substantially all of its subscription and license receivables and revenues. Loss of this customer would negatively impact the performance of the Company.

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

     SOFTWARE  DEVELOPMENT  COSTS
     ----------------------------

     The costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs and purchased software costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The capitalized software costs are amortized generally over 12 to 24 months. At December 31, 2002 and 2001, accumulated amortization was $1,540,782, as all costs are fully amortized. These expenses were reported within cost of sales and services in the accompanying statements of operations.

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

     REALIZATION  OF  LONG-LIVED  ASSETS
     -----------------------------------

     The impairment of tangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. As of December 31, 2002 and 2001, there has been no adjustment to the carrying value of the Company's long-lived assets.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

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

     INCOME TAXES
     ------------

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

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 did not have a material impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have a material impact on the Company's results of operation or financial position.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
     Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company will apply this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 will not impact the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The adoption of SFAS No. 148 did not impact the Company's financial disclosures.

     Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN 45 did not impact the Company's financial position or results of operations.

4.   DETAIL OF BALANCE SHEET ACCOUNTS
     --------------------------------

     Property  and  equipment  consist  of  the  following:

                                     Useful       December 31
                                     Lives    --------------------------
                                    in Years      2002          2001
                                    --------  ------------  ------------
     Computer equipment                    3  $    79,664   $    79,664
     Furniture and fixtures                5      106,008       106,008
     Leasehold improvements                1        1,720         1,720
                                              ------------  ------------
                                                  187,392       187,392
     Less accumulated depreciation               (155,488)     (115,574)
                                              ------------  ------------

       Property and equipment, net            $    31,904   $    71,818
                                              ============  ============

     Accrued  liabilities  consist  of  the  following:


                                            December 31
                                     ------------------------
                                         2002         2001
                                     -----------  -----------
          Payroll and related taxes  $   635,865  $   457,281
          Refundable deposits            175,000            -
          Interest                       274,042       97,548
          Other                           13,300       12,794
                                     -----------  -----------

            Total                    $ 1,098,207  $   567,623
                                     ===========  ===========

5.   TECHNOLOGY AND INTERNET APPLICATION AGREEMENTS
     ----------------------------------------------

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

     On March 30, 1999, the Company entered into a purchase agreement with Netsnitch, LLC (Netsnitch). Pursuant to the provisions of the Purchase Agreement, Netsnitch transferred ownership of specified proprietary internet technology (the Proprietary Technology) to the Company. In consideration for the acquisition of the Proprietary Technology, the Company agreed to pay Netsnitch (a) royalties based on usage of the Proprietary Technology, (b) $256,800 as a lump-sum royalty in association with the Company's Agreement with US West, (c) 133,333 shares of the Company's common stock and (d) a warrant to purchase 266,667 shares of common stock at an exercise price of $5.10 per share. On June 5, 2001, the Company granted 50,000 shares of unregistered common stock and a warrant to purchase 300,000 shares of unregistered common stock, at $3.00 per share, to NetSnitch LLC. The stock purchase warrant expires June 5, 2006. These securities were issued as compensation under the terms of a software purchase agreement in exchange for a contract payable in the amount of $75,000 and the forfeiture of two warrants granting NetSnitch LLC the right to purchase 266,667 shares of the Company's common stock at $5.10 per share.

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

     In November 1999, the Company entered into a development and distribution partnership agreement with US West, now Qwest. Pursuant to the provisions of this agreement, the Company was required to complete the development of a certain Internet software application to be offered and marketed by Qwest to its Internet access customers. Qwest agreed to pay up to $125,000 for development costs and 50 percent of all royalties due ($1.00 per copy) under this agreement. The Company delivered the completed software during November, 2000 and the Company was paid the $125,000 consideration by Qwest. As of December 31, 2002, however,

     Qwest has failed to act upon its commitment to actively market the product and as such the Company believes that Qwest is in breach of the contract. The Company plans to pursue all remedies available under the terms of the partnership agreement.

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

     In August 2000, the Company licensed Qwest the rights to distribute an Internet security software application (HackTracer) for a period of two years. Under the terms of this license, the Company is required to provide support throughout its term. Total consideration for distributions of HackTracer during the term of the agreement is $728,049, plus 50 percent of all gross profits from the license of HackTracer to Qwest's customers. The $728,049 was recognized ratably over the two-year term of the agreement.

     Beginning January 1, 2001, the Company licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. The Company is required to provide telephone support for the term of the agreement. The $300,000 was recognized ratably over the 20 month term of the agreement.

     On September 20, 2001 the Company entered into a software purchase agreement with Neoworx, Inc. Under the terms of the agreement, the Company sold Neoworx intellectual property rights in the "HackTracer" software code. In exchange for those rights, the Company received $650,000 and a license to sell HackTracer for 120 days following the purchase transaction. This agreement does not limit the Company's ability to develop or market competing software products. Accordingly, the Company intends to develop and release an advanced software firewall.

6.   RELATED-PARTY TRANSACTIONS
     --------------------------

     On June 25, 1999, the Company entered into a software development agreement with the Navi-GATES Corporation (Navi-GATES), which is wholly owned by one of the Company's stockholders and officers. Pursuant to this agreement, Navi-GATES developed, created and delivered certain programming codes and materials and provided software implementation services. In consideration for this agreement, the Company agreed to pay Navi-GATES $200,000 and a royalty equivalent to one dollar per copy of developed software sold or transferred for use to a customer. As of December 31, 2002 and 2001, the Company recorded net costs associated with this software development agreement of $-0- and $103,911, respectively.

     On November 30, 1999, the Company entered into an unsecured credit line agreement (the Credit Line) with CCTC, whereby CCTC agreed to advance funds to the Company for use as operating capital. The note bears interest at 10 percent per annum and is payable on demand. At December 31, 2002 and 2001, the outstanding balance on the Credit Line was $688 and $128,065, respectively.

     On February 2, April 15 and June 28, 2000, the Company entered into note payable agreements with a stockholder in the amounts of $100,000, $100,000 and $37,500, respectively. The notes bear interest at 10 percent per annum and are payable on demand. On September 29, 2000, all three notes were converted to equity for the purchase of 52,778 shares. On November 16 and December 12, 2000, the Company entered into note payable agreements with this stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001 the Company entered into a note agreement with this stockholder in the amount of $100,000. The notes bear interest at 10 percent per annum and are payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. At December 31, 2002 and 2001 the respective balance on these notes outstanding was $100,000 and $200,000.

     On January 1, 2001, the Company entered into a consulting agreement with Marine Way, Inc., a corporation wholly owned by a member of the Company's Board of Directors. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company has agreed to pay a fee of $ 10,000 a month during the 24-month term of the agreement.

     On April 5, 2002 and June 5, 2002, the Company entered into notes payable agreements with a stockholder owned company in the amounts of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and mature on January 1, 2003 and September 3, 2002, respectively. At December 31, 2002, the balance of these notes outstanding was $270,000.

7.   NOTES PAYABLE
     -------------

     Notes payable to related parties are included in related-party transactions Footnote 6. Other notes payable outstanding at December 31, 2002 and 2001 consist of the following:

                                                              2002         2001
                                                          ------------  ------------
     Note  payable  to  an  individual,  bearing  interest
       of  18%  per  year,  payable  on  demand,  uncollat-
       eralized.                                          $         -   $    90,000

     Notes  payable  to  a  stockholder,  bearing  interest
       at  10%  per  year,  payable  on  demand,  and  guar-
       anteed  by  the  Company's  CEO.                       200,000       200,000

     Note  payable  to  a  individual,  bearing  interest
       of  10%  per  year,  payable  on  demand,  uncollat-
       eralized                                               240,000             -
                                                          ------------  ------------

                                                          $   440,000   $   290,000
                                                         ============  ============

8.   INCOME TAXES
     ------------

     The  components  of  the  Company's  deferred  tax  assets  are as follows:


                                                 December 31,
                                          --------------------------
                                              2002          2001
                                          ------------  ------------
     Net operating loss carryforwards     $ 2,461,007   $ 2,258,357
     Technology license                        23,290        23,290
     Accrued expenses not yet deductible      171,479        50,753
     Contributions carryforward                 2,040         2,040
     Property and equipment                    (7,737)       (3,249)
                                          ------------  ------------

       Total deferred tax assets            2,650,079     2,331,191

     Less valuation allowance              (2,650,079)   (2,331,191)
                                          ------------  ------------

         Net deferred tax assets          $         -   $         -
                                          ============  ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2002  and  2001  is  as  follows:

                                                 2002                  2001
                                        --------------------  --------------------
                                          Amount    Percent     Amount    Percent
                                        ----------  --------  ----------  --------
       Benefit for income tax at
         federal statutory rate         $(332,786)   (34.0%)  $(593,204)   (34.0%)
       Non-deductible expenses              4,177        0.5     70,646       4.0
       Other                                5,233        0.5    (87,645)     (5.0)
       Increase in valuation allowance    323,376       33.0    610,203      35.0
                                        ----------  --------  ----------  --------

                                        $       -         -%  $       -         -%
                                        ==========  ========  ==========  ========

     As of December 31, 2002, the Company has generated net operating loss (NOL) carryforwards of approximately $7.59 million available to reduce future income taxes. These carryforwards begin to expire in 2019. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. The Company's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred a loss since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 2002 and 2001.


9.   COMMON STOCK AND PREFERRED STOCK
     --------------------------------

     CAPITAL  CONTRIBUTION
     --------------------

     In February 2000, the Company amended its articles of incorporation to change the par value of its common stock from no par to $.001 per share. Concurrently, the Company's CEO forgave $16,000 in amounts due him to increase his capital contribution. No additional shares were issued upon this conversion.

     PREFERRED  STOCK
     ----------------

     The Company's new certificate of incorporation in 2001 provides for the authorization of 20,000,000 shares of preferred stock with a par value of $.001. There were no preferred shares issued as of December 31, 2002.

     STOCK  OPTIONS  AND  WARRANTS
     --------------------------

     The  Company  follows  SFAS  No.  123,  "Accounting  for  Stock-Based
     Compensation," which establishes fair value as the measurement for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.

     A summary of the Company's stock options and warrants as of December 31, 2002 and 2001, is as follows:

                                                                  Price
                                        Options     Warrants    Per Share
                                       ----------  ----------  ------------
     Outstanding at December 31, 2000     67,333   1,134,000   $ 4.50-$6.00
     Granted                             102,470     349,999   $1.00-$15.00
     Exercised                                 -           -              -
     Forfeited/canceled                   (6,667)   (289,001)  $ 5.00-$9.00
                                       ----------  ----------

     Outstanding at December 31, 2001    163,136   1,194,998   $1.00-$15.00
     Granted                           3,000,000     475,000   $ 0.02-$0.50
     Exercised                                 -           -              -
     Forfeited/canceled                        -           -              -
                                       ----------  ----------

     Outstanding at December 31, 2002  3,163,136   1,669,998   $0.02-$15.00
                                       ==========  ==========

     Exercisable at December 31, 2002  3,163,136   1,669,998   $0.02-$15.00
                                       ==========  ==========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                Options Outstanding                    Options Exercisable
     ----------------------------------------  ----------------------------------
                                   Weighted
                                   Average
                   Outstanding    Remaining    Weighted   Exercisable   Weighted
     Range of         as of      Contractual    Average      as of       Average
     Exercise      December 31,      Life      Exercise   December 31,  Exercise
     Prices            2002       (In Years)     Price        2002        Price
     ------------  ------------  ------------  ---------  ------------  ---------
    $0.10-$15.00     3,163,136           4.8  $    0.40     3,163,136  $    0.40

     The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended December 31, 2002 and 2001: risk-free interest rate of 5.0 percent;
     dividend rates of zero; actual lives in years; expected volatility of 30 percent during 2002 and 2001. The 3,163,136 options and 1,669,998 warrants outstanding as of December 31, 2002, have a remaining contractual life of between 1.5 and 6.8 years.

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

     Had compensation cost for the stock options and warrants granted to employees been determined under SFAS No. 123, net loss and basic and diluted net loss per share for the periods ended December 31, 2002 and 2001, would have changed as indicated in the following pro forma amounts:

                                                  2002          2001
                                              ------------  ------------
       Net loss:
         As reported                          $  (978,783)  $(1,744,719)
         Pro forma                             (1,086,783)   (1,795,455)
       Basic and diluted net loss per share:
         As reported                          $     (0.08)  $     (0.18)
         Pro forma                                  (0.09)        (0.19)

     The Company recorded approximately $12,435 and $39,399 in compensation expense relating to warrants issued to nonemployee consultants during the years ended December 31, 2002 and 2001, at the fair value of the warrants granted. The fair values were estimated by management using the Black-Scholes pricing model.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     SERVICES  AGREEMENT
     ------------------

     In August 1999, the Company entered into a one-year software support outsourcing services agreement (the Outsourcing Agreement) with Stream
     Services Corporation (Stream). The Outsourcing Agreement automatically renews for successive additional one-year terms unless either party provides written notice 30 days prior to the date of termination. Under the provisions of the Outsourcing Agreement, Stream agreed to provide technical support and general product information for specified software products. Fees associated with the Outsourcing Agreement are based on a per-minute pricing schedule, with a monthly fee for services equivalent to the greater of (a) a specified rate times the actual number of minutes incurred, (b) a specified rate times 90 percent of the expected number of minutes as forecasted by the Company or (c) $5,500. This agreement was terminated on June 17, 2001, by written notice from the Company. For the periods ended December 31, 2001, the Company had incurred $25,002 in fees associated with this agreement.

     OPERATING  LEASES
     ----------------

     The Company leases office space and certain equipment under operating leases with various parties. Rental expense for the periods ended December 31, 2002 and 2001, was $37,725 and $86,125, respectively. At December 31, 2002, the Company had no future minimum lease payments under non-cancelable operating leases.

     CONTINGENCIES
     -------------

     At December 31, 2002, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through December 31, 2002. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations.

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

     On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that will allow the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment has not been made according to the settlement and as a result the Company is now liable for an additional $100,000 under the provisions of the settlement. This additional amount has been accrued at December 31, 2002, and is reflected in accrued liabilities in the accompanying Consolidated Balance Sheet.

     In addition, from time to time, we are involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.


11.  SUBSEQUENT  EVENTS
     ------------------

     Effective February 28, 2003, the Company acquired substantially all of the assets of John Galt Media, Inc. As consideration for this asset acquisition, we gave John Galt Media, Inc. 3,000,000 shares of our restricted common stock and warrants to purchase up to 1,000,000 shares of our restricted common stock at an exercise price of $0.01 per share that expires on April 30, 2008. We also assumed up to $140,000 of liabilities of John Galt Media, Inc. including contracts and leases. This acquisition was the result of arms length negotiations between the parties. However, no appraisal was done.

     The assets that we acquired consist of six U.S. patents involving security and Internet connectivity, trademarks, domain names and other intellectual property related to a medthodology of digital rights security. John Galt Media, Inc. engages in the business of securing information and content on CD's and web sites. We also acquired the office and computer equipment of John Galt Media.

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

3.2(a) Incorporated by reference to the Articles of Incorporation of Sharp Holding Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix B.

3.2(b) Incorporated by reference to the By-Laws of Sharp Holding Corporation, dated February 16, 2001 previously filed on March 5, 2001 in connection with our Definitive Proxy Statement as Appendix C.

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

10.1(e)vii     Promissory  Note  between  Sharp  Holding  Corporation and
               Gilbert  Gertner  dated  November  5,  2002.

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