Form 10QSB
period 2003-03-31
SHARP HOLDING CORP
filed 2003-05-20
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
                  --------------------------------------------
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

                                 (713) 960-9100
             ------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)


              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2003 there were 19,739,448 shares of common stock, $.001 par value, outstanding.

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

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

     Consolidated Balance Sheets as of
     March 31, 2003 (unaudited) and December 31, 2002

     Consolidated Statements of Operations for the three-month periods ended March 31, 2003 and 2002 (unaudited)

     Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002 (unaudited)

     Notes to Consolidated Financial Statements

                            SHARP HOLDING CORPORATION, AND SUBSIDIARY
                            -----------------------------------------

                CONSOLIDATED BALANCE SHEETS-MARCH 31, 2003 AND DECEMBER 31, 2002
                ----------------------------------------------------------------


                                                                          2003          2002
                                                                      ------------  ------------
                                                                      (unaudited)
                                           ASSETS
                                           ------

Current assets:
  Cash and cash equivalents                                           $     3,149   $    13,318
  Accounts receivable                                                         961           661
  Assets held for sale                                                    606,235             -
  Other                                                                    50,000        60,000
                                                                      ------------  ------------

          Total current assets                                            660,345        73,979

Property and equipment, net                                                25,194        31,904

Other assets                                                               16,300           550
                                                                      ------------  ------------

          Total assets                                                $   701,839   $   106,433
                                                                      ============  ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

Current liabilities:
  Accounts payable                                                    $ 1,170,501   $ 1,005,803
  Accrued liabilities                                                   1,016,423     1,098,207
  Notes payable to related parties                                        370,000       370,688
  Notes payable                                                           710,250       440,000
                                                                      ------------  ------------
          Total current liabilities                                     3,267,174     2,914,698

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 80,000,000 shares authorized,
    19,739,448 shares and 16,064,448 shares issued and outstanding,
    respectively                                                           19,740        16,065
  Additional paid-in capital                                            6,942,189     6,445,539
  Accumulated deficit                                                  (9,527,264)   (9,269,869)
                                                                      ------------  ------------

          Total stockholders' deficit                                  (2,565,335)   (2,808,265)
                                                                      ------------  ------------

          Total liabilities and stockholders' deficit                 $   701,839   $   106,433
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

                             SHARP HOLDING CORPORATION, AND SUBSIDIARY
                             -----------------------------------------


                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               -------------------------------------

                         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         --------------------------------------------------

                                            (unaudited)


                                                                             2003          2002
                                                                         ------------  ------------
REVENUES:
  Subscriptions                                                          $         -   $    44,250
  Licenses                                                                         -        91,008
  Services and other                                                             961         9,493
                                                                         ------------  ------------

          Total revenues                                                         961       144,751

OPERATING EXPENSES:
  Cost of sales and services                                                       -           506
  Selling, general and administrative, including stock-based
    consideration of $9,782 in 2003                                          198,036       173,534
                                                                         ------------  ------------

          Total operating expenses                                           198,036       174,040
                                                                         ------------  ------------

          Loss from operations                                              (197,075)      (29,289)

INTEREST EXPENSE, including stock-based consideration of $3,000 in 2003       55,825        17,064

OTHER EXPENSE                                                                  4,495         5,277
                                                                         ------------  ------------

          Net loss                                                       $  (257,395)  $   (51,630)
                                                                         ============  ============

BASIC AND DILUTED NET LOSS PER SHARE                                     $     (0.01)  $     (0.01)
                                                                         ============  ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER SHARE                                              17,506,115    10,216,448
                                                                         ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                           SHARP HOLDING CORPORATION, AND SUBSIDIARY
                           -----------------------------------------


                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------

                       FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                       --------------------------------------------------


                                                                            2003        2002
                                                                         ----------  ----------
                                                                         (unaudited)
Cash flows from operating activities:
  Net loss                                                               $(257,395)  $ (51,630)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
      Stock-based consideration                                             12,782           -
      Amortization of discount on convertible debt                          15,250           -
      Depreciation                                                           6,710       9,979
      Changes in operating assets and liabilities-
        Decrease (increase) in accounts receivable                            (300)         66
        Increase in other current assets                                   (15,000)          -
        (Increase) decrease in other assets                                (15,750)        900
        Increase in accounts payable and accrued liabilities               128,597     169,161
        Decrease in deferred revenue                                           -      (135,258)
                                                                         ----------  ----------

          Net cash used in operating activities                           (125,106)     (6,782)
                                                                         ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                     5,125           -
  Proceeds from borrowings                                                 110,500           -
  Repayment of borrowings                                                     (688)    (14,527)
                                                                         ----------  ----------

          Net cash provided (used) by financing activities                 114,937     (14,527)
                                                                         ----------  ----------

Net decrease in cash and cash equivalents                                  (10,169)    (21,309)

Cash and cash equivalents at beginning of period                            13,318      27,295
                                                                         ----------  ----------

Cash and cash equivalents at end of period                               $   3,149   $   5,986
                                                                         ==========  ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $  10,563   $  18,639

Supplemental disclosure of noncash investing and financing activities:
  Common stock and warrants issued for asset purchase                    $ 432,200   $       -
  Common stock issued for accounts payable                               $   1,718   $       -
  Common stock issued for prepaid financing costs                        $  18,000   $       -
  Conversion of accrued liabilities for notes payable                    $ 175,000   $       -

    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


1.    BASIS  OF  PRESENTATION:
      ------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

The Company has reported recurring losses from operations of $257,395, and $51,630 for the three-month periods ended March 31, 2003 and 2002, respectively. These recurring losses have produced an accumulated deficit of $9,527,264, and a working capital deficit of $2,606,829 as of March 31, 2003. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2002, was qualified with respect to that risk.


3.     ACQUISITION  OF  INTELLECTUAL  PROPERTY:
       ----------------------------------------

Effective February 28, 2003, the Company acquired substantially all of the assets of John Galt Media, Inc. for a purchase price of $475,200. As consideration for this asset acquisition, in addition to a $43,000 advance made in 2002 the Company issued John Galt Media, Inc. 3,000,000 shares of our restricted common stock and warrants to purchase up to 1,000,000 shares of our restricted common stock at an exercise price of $0.01 per share that expires on February 28, 2008. The stock was valued at the quoted market price on the date of acquisition. The warrants were valued using the Black-Scholes pricing model. This acquisition was the result of arms length negotiations between the parties; however, no appraisal was done.

The assets that the Company acquired consist of six U.S. patents involving security and Internet connectivity, trademarks, domain names and other intellectual property related to a methodology of digital rights security. John Galt Media, Inc. engages in the business of securing information and content on CD's and web sites. The Company also acquired the office and computer equipment of John Galt Media.

The cost of the acquired entity has been allocated as follows on the date of acquisition:

     Equipment               $  35,000
     Patents and trademarks    571,000
     Accounts Payable         (130,800)
                             ----------
     Total purchase price    $ 475,200
                             ==========

The accompanying income statement for the three months ended March 31, 2003, includes the results of operations of the acquired entity for the period
February  28,  2003  through  March  31,  2003.

The following represents proforma financial information as if the entity had been included in operations for the three months ending March 31, 2003 and 2002:

                            2003        2002
                         ----------  ----------

     Revenue                   961     144,751
     Net income           (333,907)   (166,383)
     Earnings per share  $    (.02)  $    (.02)

The Company now has plans to sell the acquired assets and license back certain software and technology. The acquired accounts payable will not be sold. Beginning on March 31, 2003, the assets have been classified as held for sale, which include equipment of $35,000 and intellectual property of $571,000. The Company expects a sale of the assets to be completed in the second quarter of 2003.


4.    RELATED-PARTY  TRANSACTIONS:
      ----------------------------

On November 16 and December 12, 2000, the Company entered into note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001, the Company entered into note payable agreements with this stockholder in the amount of $100,000. All three notes bear interest at 10 percent per annum and are payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. As of March 31, 2003, the entire balance of this note was outstanding.

During November 1999, the Company entered into an unsecured credit line agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer. During the three-month period ending March 31, 2003 the Company repaid $688. The note bears interest at 10% per annum and is payable on demand. At March 31, 2003 the outstanding balance on the credit line is $0.

During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of March 31, 2003, the entire balance of both notes was outstanding.


5.    CHANGES  IN  SECURITIES:
      ------------------------

In February 2003, the Company issued 325,000 shares of common stock to one company upon the exercise of an outstanding warrant for proceeds of $ 5,125. The Company also issued 300,000 shares of common stock (valued at $21,000) and issued a warrant to purchase 150,000 shares of common stock at $1.00 per share, expiring August 1, 2008, (valued at $0 based on fair market value as determined by the Black-Scholes pricing model) as payment-in-kind to one company as consideration for a note payable. In February 2003, the Company also issued 3,000,000 shares of common stock (valued at $330,000) and issued a warrant to purchase 1,000,000 shares of common stock at $.01 per share, expiring February 28, 2008, (valued at $102,200 based on fair market value as determined by the Black-Scholes pricing model) to one company as payment-in-kind in connection with the purchase of certain intellectual properties. In March 2003, the Company issued 50,000 shares of common stock (valued at $11,500) as payment-in-kind to one vendor for amounts owed.


6.    COMMITMENTS  AND  CONTINGENCIES:
      --------------------------------

At March 31, 2003, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through March 31, 2003. Management believes additional interest and penalties, if any are levied will not be material to the Company's financial position or results of operations.

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

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that allowed the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment was not made according to the settlement and as a result the Company was liable for an additional $100,000 under the provisions of the settlement. This additional amount was accrued as of December 31, 2002, and is reflected in the accompanying Consolidated Balance Sheets at December 31, 2002 and March 31, 2003. At March 31, 2003, the Company is continuing to negotiate a final resolution to this matter.

The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

During the three-month periods ended March 31, 2003 and 2002, we had total revenues of $1,000 and $145,000, respectively. Revenues during 2002 related primarily to the recognition of revenue from software licenses and marketing contracts with Qwest, such licenses and contracts were fully recognized at the end of 2002.

Costs of sales and services relate primarily to the amortization of deferred development costs. These costs totaled $0 and $506 for the three-month periods ended March 31, 2003 and 2002, respectively. During the three-month periods ended March 31, 2003 and 2002, we incurred only negligible costs of sales as all deferred development costs had been fully amortized.

Selling, general and administrative expenses totaled $198,000 and $174,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The $24,000 increase in these expenditures in 2003 is due to operating expenses related to the John Galt Media asset acquisition for the month of March 2003 offset by our continued cost cutting programs to minimize salaries, wages, travel, entertainment, rents and professional fees.

Interest expense totaled $56,000 and $17,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in 2003 is the result of financing costs associated with debt obtained during 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through March 31, 2003, we have an accumulated deficit of $9.5 million. We have a working capital deficit of $2.6 million at March 31, 2003. Although the company continues cost cutting programs, operating losses and negative cash flow continue as of the date of this filing. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We expect cash flow deficits will continue, which will necessitate additional financing. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of securities. There can be no assurances that future debt or equity funding will be available or have terms we will find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2002, was qualified with respect to that risk.

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

At March 31, 2003, we have no material outstanding purchase commitments and during fiscal years 2003 and 2002, there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

CRITICAL  ACCOUNTING  POLICIES

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

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that will allow the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment was not made according to the settlement and as a result the Company was liable for an additional $100,000 under the provisions of the settlement. This additional amount was accrued as of December 31, 2002, and is reflected in the Consolidated Balance Sheets at December 31, 2002 and March 31, 2003. At March 31, 2003, the Company is continuing to negotiate a final resolution to this matter.

In addition, from time to time, we are involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on our financial position or results of operations.

ITEM  2.    CHANGES  IN  SECURITIES

RECENT SALE OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2003, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

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

In February 2003, we issued 325,000 shares of common stock to one company upon the exercise of an outstanding warrant, proceeds from the exercise of $5,125 were recognized. This transaction was made in reliance on Section 4(2) of the Act.

In February 2003, we issued 300,000 shares of common stock (valued at $21,000) and issued a warrant to purchase 150,000 shares of common stock at $1.00 per share, expiring August 1, 2008, (valued at $0, based on fair market value as determined by the Black-Scholes pricing model) as payment-in-kind to one company for financing expense related to a note payable. These transactions were made in reliance on Section 4(2) of the Act.

In February 2003, we issued 3,000,000 shares of common stock (valued at $330,000) and issued a warrant to purchase 1,000,000 shares of common stock at $.01 per share, expiring February 28, 2008, (valued at $102,000, based on fair market value as determined by the Black-Scholes pricing model) as payment-in-kind in connection with the purchase of certain intellectual properties. These transactions were made in reliance on Section 4(2) of the Act.

In March 2003, we issued 50,000 shares of common stock (valued at $11,500) to one vendor as payment-in-kind for services rendered. This transaction was made in reliance on Section 4(2) of the Act.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

Exhibit No.    Identification  of  Exhibit

99.1           Certifications


(b)      REPORTS  ON  FORM  8-K

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

Sharp  Holding  Corporation


By:  /s/  George  Sharp                                    May 20, 2003
------------------------------------------------
George Sharp, Director, Chief Executive Officer,
Chief Accounting Officer and President