Form 10QSB
period 2003-06-30
SHARP HOLDING CORP
filed 2003-08-19
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                            65-0970516
----------------------------                             --------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                            Identification No.)

          13231 CHAMPION FOREST DRIVE, SUITE 213, HOUSTON, TEXAS 77069
  ----------------------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
      --------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)

             13135 CHAMPIONS DRIVE, SUITE 100, HOUSTON, TEXAS 77069
      --------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2003 there were 24,494,448 shares of common stock, $.001 par value, outstanding.

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

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

          Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002

          Consolidated Statements of Operations for the three and six-month periods ended June 30, 2003 and 2002 (unaudited)

          Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002 (unaudited)

          Notes to Consolidated Financial Statements

                    SHARP HOLDING CORPORATION, AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2003 AND DECEMBER 31, 2002

                                  -----------

                                                                     2003          2002
                                                                 ------------  ------------
                                                                 (UNAUDITED)

          ASSETS
          ------

Current assets:
  Cash and cash equivalents                                      $    47,229   $    13,318
  Accounts receivable                                                 25,424           661
  Notes receivable                                                   167,000        17,000
  Deferred financing cost                                            102,800             -
  Other                                                               36,023        43,000
                                                                 ------------  ------------

    Total current assets                                             378,476        73,979

Property and equipment, net of accumulated depreciation of            18,484        31,904
   $168,909 and $155,488, respectively

Deferred technology license                                          372,565             -

Other assets                                                             588           550
                                                                 ------------  ------------

    Total assets                                                 $   770,113   $   106,433
                                                                 ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                               $   584,364   $   701,275
  Accrued payroll taxes                                              322,253       322,253
  Accrued payroll                                                    523,370       446,119
  Other accrued liabilities                                          412,152       634,363
  Notes payable to related parties                                   436,288       370,688
  Notes payable                                                      951,403       440,000
                                                                 ------------  ------------

    Total current liabilities                                      3,229,830     2,914,698

Long term notes payable to related parties                           120,587             -

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 80,000,000 shares authorized,
    24,494,448 shares and 16,064,448 shares issued and outstanding,
    respectively                                                      24,495        16,065
  Additional paid-in capital                                       7,374,434     6,445,539
  Accumulated deficit                                             (9,979,233)   (9,269,869)
                                                                 ------------  ------------

    Total stockholders' deficit                                   (2,580,304)   (2,808,265)
                                                                 ------------  ------------

      Total liabilities and stockholders' deficit                $   770,113   $   106,433
                                                                 ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                             SHARP  HOLDING  CORPORATION,  AND  SUBSIDIARY

                                CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                               -----------

                                                       THREE  MONTHS  ENDED        SIX  MONTHS  ENDED
                                                    --------------------------  --------------------------
                                                            JUNE  30,                   JUNE  30,
                                                            ---------                   ---------
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------
Revenues:
  Subscriptions                                     $         -   $    44,250   $         -   $    88,500
  Licenses                                                    -        91,008             -       182,016
  Services and other                                     30,937         1,899        31,898        11,392
                                                    ------------  ------------  ------------  ------------

    Total revenues                                       30,937       137,157        31,898       281,908

Operating expenses:
  Cost of sales and services                             29,052           200        29,052           706

  Selling, general and administrative, including
    stock-based consideration of $60,000 and
    $150 for the three months ended June 30,
    2003 and 2002, $69,782 and $150 for the
    six months ended June 30, 2003 and 2002.            257,446       332,151       455,482       505,684
                                                    ------------  ------------  ------------  ------------

      Total operating expenses                          286,498       332,351       484,534       506,390
                                                    ------------  ------------  ------------  ------------

        Loss from operations                           (255,561)     (195,194)     (452,636)     (224,482)

Interest expense, including stock based consider-
  ation of $11,800 and $-0- for the three months
  ended June 30, 2003 and 2002, $14,800 and $-0-
  for the six months ended June 30, 2003 and 2002.     (197,609)      (16,461)     (253,434)      (33,525)

Other expense                                            (4,553)       (8,049)       (9,048)      (13,327)

Gain on settlement of payables                           26,743             -        26,743             -
                                                    ------------  ------------  ------------  ------------

      Net loss, continuing operations                  (430,980)     (219,704)     (688,375)     (271,334)

Discontinued operations-loss from assets held for
  sale                                                  (20,989)            -       (20,989)            -
                                                    ------------  ------------  ------------  ------------

        Net loss                                    $  (451,969)  $  (219,704)  $  (709,364)  $  (271,334)
                                                    ============  ============  ============  ============
Basic and diluted net loss per common share:
  Continuing operations                             $     (0.02)  $     (0.02)  $     (0.04)  $     (0.03)
  Discontinued operations                                     -             -             -             -
                                                    ------------  ------------  ------------  ------------

Basic and diluted net loss per share                $     (0.02)  $     (0.02)  $     (0.04)  $     (0.03)
                                                    ============  ============  ============  ============


Weighted average shares used in computing basic
  and diluted net loss per share                     22,293,844    10,216,448    19,913,205    10,216,448
                                                    ============  ============  ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                           SHARP HOLDING CORPORATION, AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                         -----------

                                                                            2003         2002
                                                                        ------------  ----------
                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                              $  (709,364)  $(271,334)
  Net loss from discontinued operation                                       20,989           -
                                                                        ------------  ----------
  Net loss from continuing operations                                      (688,375)   (271,334)
  Adjustments to reconcile net loss to net cash used in
     operating activities-
      Gain from settlement of payables                                      (26,743)          -
      Stock-based consideration                                              84,582         150
      Amortization of discount on convertible debt                           45,300           -
      Accrual for financing costs                                           125,000           -
      Depreciation and amortization                                          19,807      19,957
      Changes in operating assets and liabilities-
        Decrease (increase) in accounts receivable                          (24,763)        633
        Increase in other current assets                                      6,977     (30,630)
        (Increase) decrease in other assets                                   4,220         900
        Increase in accounts payable and accrued liabilities                245,414     330,271
        Decrease in deferred revenue                                              -    (270,516)
                                                                        ------------  ----------

          Net cash used in operating activities                            (208,581)   (220,569)
                                                                        ------------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      5,125           -
  Proceeds from borrowings                                                  260,500     282,750
  Repayment of borrowings                                                   (23,133)    (79,527)
                                                                        ------------  ----------

          Net cash provided by financing activities                         242,492     203,223
                                                                        ------------  ----------

Net decrease in cash and cash equivalents                                    33,911     (17,346)

Cash and cash equivalents at beginning of period                             13,318      27,295
                                                                        ------------  ----------

Cash and cash equivalents at end of period                              $    47,229   $   9,949
                                                                        ============  ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $         -   $       -

Supplemental disclosure of noncash investing and financing activities:
  Common stock and warrants issued for asset purchase                   $   432,200   $       -
  Common stock issued for accounts payable                              $   198,236   $       -
  Common stock issued for prepaid financing costs                       $   117,000   $       -
  Conversion of accrued liabilities for notes payable                   $   175,000   $       -


    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

     The Company has reported recurring losses from continuing operations of $430,980 and $219,704 for the three-month periods ended June 30, 2003 and 2002, as well as losses of $688,375 and $271,334 for the six-month periods ended June 30, 2003 and 2002, respectively. These recurring losses have produced an accumulated deficit of $9,979,233, and a working capital deficit of $2,851,354 as of June 30, 2003. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2002, was qualified with respect to that risk.


3.   NOTES  PAYABLE
     --------------

     On June 20, 2003 the Company entered into two notes payable agreements with an individual and a company in the amount of $75,000 each. The notes are collateralized by a note receivable of the Company and are due in five monthly installments of $15,000 each. The notes are non-interest bearing; however, the Company has issued 300,000 shares of the Company's restricted common stock and warrants to purchase 150,000 shares of the Company's restricted common stock to each lender as financing expenses. See description of other notes payable issued during the quarter in related party Note 5.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


4.   ACQUISITION  AND  SALE  OF  INTELLECTUAL  PROPERTY
     --------------------------------------------------

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

     The cost of the acquired entity has been allocated as follows on the date of acquisition:

       Equipment                                                  $   35,000
       Patents  and  trademarks                                      571,000
       Accounts  Payable                                            (130,800)
                                                                  -----------

         Total  purchase  price                                   $  475,200
                                                                  ===========


     The accompanying income statement for the three and six months ended June 30, 2003 includes the results of operations of the acquired entity for the period February 28, 2003 through May 29, 2003.

     The following represents proforma financial information as if the entity had been included in operations for the three and six months ending June
     30,  2003  and  2002:

                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                JUNE 30,                 JUNE 30,
                        ------------------------  ----------------------
                           2003         2002         2003        2002
                        -----------  -----------  ----------  ----------
    Revenue             $   30,937   $  137,157   $  31,898   $ 281,908
    Net income          $ (451,969)  $ (240,693)  $(785,876)  $(407,076)
    Earnings per share  $    (0.02)  $    (0.02)  $   (0.04)  $   (0.04)

Effective May 29, 2003, the Company sold all of its assets held for sale and issued 1,000,000 shares of common stock and 1,000,000 warrants for a purchase price of $300,000 and a five-year technology license. The stock and warrants issued had a combined value of $102,000 (See Note 6). The license has an estimated value of $383,210 and is being amortized over a three-year period. The technology license gives the Company the right to make and sell HyperCD products and services for 5 years with no royalty in year one and $0.15 per each medium sold in years two through five. There was no gain or loss on the sale of assets.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


5.   RELATED-PARTY  TRANSACTIONS
     ---------------------------

     On November 16 and December 12, 2000, the Company entered into note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001, the Company entered into a note payable agreement with this stockholder in the amount of $100,000. All three notes bear interest at 10 percent per annum and were payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. During the three-month period ending June 30, 2003 the Company repaid $10,000. As of June 30, 2003, the outstanding balance on this note is $90,000.

     During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of June 30, 2003, the entire balance of both notes was outstanding.

     On May 12, 2003, the Company extinguished a note payable to a stockholder in the amount of $175,000 plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. At June 30, 2003, the entire balance of this note was outstanding.

     On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At June 30, 2003, the entire balance of this note was outstanding.


6.   CHANGES  IN  SECURITIES
     -----------------------

     In April 2003, the Company issued 300,000 shares of common stock (valued at $45,000) as payment-in-kind to one vendor for amounts owed. The Company issued a total of 700,000 shares of common stock (valued at $20,000) as payment-in-kind to a group of three individuals as payment in full of a note payable to the group. The Company also issued a warrant to purchase 300,000 shares of common stock at $.10 per share, expiring April 30, 2008, (valued at $8,400 based on fair market value as determined by the Black-Scholes pricing model) to one individual as payment-in-kind for consulting services.

     In May 2003, the Company issued 360,000 shares of common stock (valued at $32,400) as payment-in-kind to one individual for consulting services. The Company issued a total of 1,325,000 shares of common stock (valued at $80,500) to two individuals as payment-in-kind on notes payable owed to the individuals. The Company issued 300,000 shares of common stock (valued at $21,000) to a director of the Company as payment-in-kind of amounts owed to a company owned by such director for amounts owed. The Company issued 170,000 shares of common stock (valued at $11,900) to one company as payment-in-kind for amounts owed. The Company issued warrants to purchase a total of 800,000 shares of common stock at prices ranging from $0.05 - $0.10, expiring in two years, (valued at a total of $13,300 based on fair market value as determined by the Black-Scholes pricing model) to four individuals as payment-in-kind for consulting services.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


6.   CHANGES  IN  SECURITIES,  CONTINUED
     -----------------------------------

     As part of an asset sale agreement (See Note 3) the Company also issued 1,000,000 shares of common stock (valued at $80,000) and a warrant to purchase 1,000,000 shares of common stock at $0.10, expiring May 31, 2008, (valued at $22,000 based on fair market value as determined by the Black-Scholes pricing model) to one company.

     In June 2003, the Company issued warrants to purchase 100,000 shares of common stock at a price of $0.10, expiring June 10, 2006, (valued at $5,900 based on fair market value as determined by the Black-Scholes pricing model) to one company as payment-in-kind for consulting services. The Company also issued a total of 600,000 shares of common stock (valued at $96,000) and issued warrants to purchase a total of 300,000 shares of common stock at $1.00 per share, expiring June 20, 2008, (valued at a total of $600 based on fair market values as determined by the Black-Scholes pricing model) as payment-in-kind to one company and one individual for financing costs.


7.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     At June 30, 2003, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through June 30, 2003. Management believes additional interest and penalties, if any are levied will not be material to the Company's financial position or results of operations.

     In November 1999, the Company entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain
     Internet software application which Qwest promised to advertise and actively market for a period of three years to its current and future
     Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. Under the terms of the agreement Qwest must reimburse the Company for the damages the Company suffered due to Qwest's breach of the agreement. The Company plans to pursue all remedies available under the terms of the partnership contract.

     In connection with that same development and distribution partnership agreement with Qwest, the Company engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. On May 15, 2002 petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., etal " was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. The Company believes this matter will not have a material adverse effect on its financial position or results of operations.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


7.   COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
     -------------------------------------------

     On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that allowed the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment was not made according to the settlement and, as a result, the Company was liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003 the Company reached a settlement that allows the Company to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment is made in accordance with the agreement, the 1,500,000 shares of the Company's restricted common stock held as collateral will be returned to the Company. This additional amount has been accrued on the Company's financial statements at June 30, 2003. If payment is not made by October 1, 2003, the settlement allows for an increase in the amount owed to $475,000.

     The Company is periodically involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

FORWARD  LOOKING  STATEMENTS  AND  INFORMATION

We include the following cautionary statement in this Form10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-QSB are forward-looking statements. Words such as "plans", "believes", "expects", "anticipates" and
"estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and we believe they have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse effects on our financial condition and results of operations: the ability of our existing cash reserves and cash flows from operations to cover our ongoing cash requirements and our ability to secure short-term cash funds to the extent our cash reserves are unable to meet our cash requirements, uncertainties relating to our product development and marketing, competitive factors, and our dependence on key personnel. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OPERATIONS

We are developers of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We expect that large corporations will use our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

Due to the failure of Qwest to perform their contract with us and the loss of business due to 9/11 with a major bank, we have completely restructured the Company. We are applying our experience in implementing mass distribution projects with large corporations along with our experience in network security and development to forge a market with secure optical media CD's. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. Our focus is on co-branded credit cards. We are now in conversations with many of the nations largest banks to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver a 14% to 47% average response rate, compared to less than 1% for direct mail and 3% for standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our one-dollar and fifty-cent OMCD is more cost effective than the standard seventy-cent commodity CD currently being delivered by competing companies. By achieving a 2.5% or better response rate our technology is more cost effective than direct mail.

To further enhance our position in the marketplace, effective May 29, 2003 we acquired a license for a patented technology called Hyper CD. We subsequently sold the technology and licensed it back on an exclusive basis for the co-branded credit card and e-finance business. The transaction allowed us to retain exclusivity while providing working capital for the Company. Last year the banking industry mailed 5 billion pieces of mail containing credit card offers to the American public. Due to the deluge of credit card offers, response rates have now dropped below .05% causing the customer acquisition costs to soar.

The benefit for large companies using our new Hyper CD's in their direct mail or CD mail programs is a dramatic increase in response rates that dramatically reduces the cost of customer acquisition. We have recently entered into an agreement with a large bank to test our product with one of their airline partners. If we deliver increased response rates on the test mailing, the bank will award us a continuing contract for a mass mailing of our products.

We have recently entered into a ten-year agreement with the California Organization of Police and Sheriffs "COPS" to distribute a homeland security alert program to California residents. The COPS organization is currently pulling together the support of police and public safety agencies and state representatives to back the program. We will be working with large corporations to distribute the program free of charge to their customers across the state.
We are projecting expanding the program nationally during 2004. The program provides the opportunity to distribute co-branded credit cards, pre-paid calling cards, security software and other security related products to a massive security conscious database.

During the past few years, our primary source of business revenue was derived from a series of agreements with US West/Qwest Communications. Formerly one of the "Baby-Bells", Qwest services over twenty five million telephone customers and delivers high-speed Internet connections worldwide. In one such campaign, Qwest used programs we developed as a high value incentive in an effort to motivate its telephone customers to purchase other Qwest services such as dial-up Internet and DSL products. Our strategy of having client companies pay for the majority of the sales, marketing and distribution costs by using our products in their marketing programs provides a competitive advantage for us. Another of our agreements with Qwest included the release of a content management software program to all Qwest .net customers and potential .net customers. Qwest has failed to perform under this agreement. We believe Qwest's non-performance cost us in excess of two million dollars of actual damages and twenty million dollars in projected revenue. We expect to exercise our right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for our loss of revenue.

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

During the three and six-month periods ended June 30, 2003, we had total revenues of $31,000 and $32,000, respectively, compared to total revenues of $137,000 and $282,000 for the same respective periods ended June 30, 2002. Revenues during 2002 related primarily to the recognition of revenue from software licenses and marketing contracts with Qwest, such licenses and contracts were fully recognized at the end of 2002.

Costs of sales and services prior to 2002 related primarily to the amortization of deferred development costs, but currently relate primarily to the license fees for technology used in our products as well as actual costs of producing such products. These costs totaled $29,000 and $29,000 for the three and six-month periods ended June 30, 2003, respectively, compared to $200 and $700 for the same respective periods ended June 30, 2002. During the three and six month periods ended June 30, 2002 we incurred only negligible costs of sales as all deferred development costs had been fully amortized. During the three and six month periods ending June 30, 2003, we began to incur technology license fees related to our products.

Selling, general and administrative expenses totaled $257,000 and $455,000 for the three and six month periods ended June 30, 2003, respectively, compared to $332,000 and $506,000 for the same respective periods ended June 30, 2002. The $75,000 and $51,000 decreases in these expenditures between the respective three and six month periods ended June 30, 2003 and 2002 can be attributed to our continued cost cutting programs to minimize salaries, wages, travel, entertainment, rents and professional fees.

Interest expense totaled $198,000 and $253,000 for the three and six month periods ended June 30, 2003, respectively, compared to $16,000 and $34,000 for the same respective periods ended June 30, 2002. The $182,000 and $219,000 increases between the respective three and six month periods ended June 30, 2003 and 2002 can be attributed to financing costs associated with debt obtained during 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through June 30, 2003 we have an accumulated deficit of $10.0 million. We have a working capital deficit of $2.9 million at June 30, 2003. Although we continue cost cutting programs, operating losses and negative cash flow continue as of the date of this filing. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We expect cash flow deficits will continue, which will necessitate additional financing. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of securities. There can be no assurances that future debt or equity funding will be available or have terms we will find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2002, was qualified with respect to that risk.

We have financed our operations from inception primarily through private financing transactions and payments related to our agreements with Qwest Communication Services, Inc. One such agreement included the release of a content management software program to all Qwest.net customers and potential ..net customers. We believe Qwest's non-performance on this agreement cost us in excess of two million dollars of actual damages and twenty million dollars in projected revenue. We expect to exercise our right to enter into binding arbitration with Qwest to force specific performance under this agreement or be compensated for our loss of revenue. Our future success is dependent upon many factors including, but not limited to; our ability to continue to develop and market products and services, our ability to create new Redistribution Partnerships, and obtaining the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

At June 30, 2003 we have no material outstanding purchase commitments and during fiscal years 2003 and 2002 there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

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

Amounts that we received from Qwest for distribution of software products to its new customers were nonrefundable and were classified as subscriptions. We recognize subscriptions revenue ratably over the course of the respective customer's contract term. We also license software under noncancelable license agreements. We recognize license fees when a noncancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, collectibility is reasonably assured and no significant post delivery performance obligations exist.

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION
------------------------------------------

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and to provide the proforma disclosures required by SFAS No. 123.

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

                                     PART II

ITEM 1.  LEGAL  PROCEEDINGS

In November 1999, we entered into a development and distribution partnership agreement with Qwest (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application that Qwest promised to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has failed to fulfill its marketing commitments under this agreement. Under the terms of the agreement, Qwest must reimburse the Company for the damages the Company suffered due to Qwest's breach of the agreement. The Company plans to pursue all remedies available under the terms of the partnership contract.

In connection with that same development and distribution partnership agreement with Qwest, we engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. On May 15, 2002, petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., etal " was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

On February 8, 2002, petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, we reached a settlement that allowed us to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of our restricted common stock collateralize the settlement and would have been returned to us if payment had been made by December 31, 2002 in accordance with the settlement agreement. At December 31, 2002 payment was not made according to the settlement and, as a result, we were liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003, we reached a settlement that allows us to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment is made in accordance with the agreement the 1,500,000 shares of our restricted common stock held as collateral will be returned to us. This additional amount has been accrued on our financial statements at June 30, 2003. If payment is not made by October 1, 2003, the settlement allows for an increase in the amount owed to $475,000.

In addition, from time to time, we are involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES  IN  SECURITIES

RECENT  SALE  OF  UNREGISTERED  SECURITIES

During the quarter ended June 30, 2003, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

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

In April 2003, we issued 300,000 shares of common stock (valued at $45,000) as payment-in-kind to one vendor for amounts owed. We issued a total of 700,000 shares of common stock (valued at $20,000) as payment-in-kind to a group of three individuals as payment in full of a note payable to the group. We also issued a warrant to purchase 300,000 shares of common stock at $.10 per share, expiring April 30, 2008, (valued at $8,400 based on fair market value as determined by the Black-Scholes pricing model) to one individual as payment-in-kind for consulting services. This transaction was made in reliance on Section 4(2) of the Act.

In May 2003, we issued 360,000 shares of common stock (valued at $32,400) as payment-in-kind to one individual for consulting services. We issued a total of 1,325,000 shares of common stock (valued at $80,500) to two individuals as payment-in-kind on notes payable owed to the individuals. We issued 300,000 shares of common stock to a director of the Company (valued at $21,000) as payment-in-kind of amounts owed to a company owned by such director for amounts owed. We issued 170,000 shares of common stock (valued at $11,900) to one company as payment-in-kind for amounts owed. We issued warrants to purchase a total of 800,000 shares of common stock at prices ranging from $0.05 - $0.10, expiring in two years, (valued at a total of $13,300 based on fair market value as determined by the Black-Scholes pricing model) to four individuals as payment-in-kind for consulting services. As part of an asset sale agreement we also issued 1,000,000 shares of common stock (valued at $80,000) and a warrant to purchase 1,000,000 shares of common stock at $0.10, expiring May 31, 2008, (valued at $22,000 based on fair market value as determined by the Black-Scholes pricing model) to one company. These transactions were made in reliance on
Section  4(2)  of  the  Act.

In June 2003, we issued warrants to purchase 100,000 shares of common stock at a price of $0.10, expiring June 10, 2006, (valued a $5,900 based on fair market value as determined by the Black-Scholes pricing model) to one company as payment-in-kind for consulting services. We also issued a total of 600,000 shares of common stock (valued at $96,000) and issued warrants to purchase a total of 300,000 shares of common stock at $1.00 per share, expiring June 20, 2008, (valued at a total of $600 based on fair market values as determined by the Black-Scholes pricing model) as payment-in-kind to one company and one individual as consideration for a note payable. These transactions were made in reliance on Section 4(2) of the Act.


ITEM 5.  OTHER  INFORMATION

Effective May 29, 2003, we sold the assets that we had acquired from John Galt Media on February 28, 2003 to Octopus Media, LLC. These assets consisted of six U.S. patents involving security and Internet connectivity, trademarks, domain names, other intellectual property related to a methodology of digital rights security (HyperCD), office and computer equipment. This sale was made pursuant to a purchase which provided for the issue of 1,000,000 shares of our common stock and 1,000,000 warrants to purchase common stock for a purchase price of $300,000 and a license back to us of the right to sell products incorporating HyperCD for a period of five years with no royalty in year one and $.015 per each medium sold in years two through five. There was no gain or loss recognized on the sale. (Purchase Agreement attached to this filing as exhibit 10.2)

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

Exhibit No.    Identification  of  Exhibit

10.1 Agreement between Alan Pavsner (a director), Marine Way (a company owned by Alan Pavsner) and Sharp Holding Corporation to convert amounts owed to Marine Way into common stock of Sharp Holding Corporation and a Note Payable to Alan Pavsner, dated May 19, 2003.

10.2 Purchase agreement between Sharp Holding Corporation and Octopus Media, LLC, to sell certain intellectual and tangible assets to Octopus Media, LLC, and license back to Sharp Holding Corporation the rights to make and sell products utilizing the intellectual assets, dated May 29, 2003.

31 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

Sharp  Holding  Corporation


By:  /s/  George  Sharp                                  August  19,  2003
-------------------------------
George Sharp, Director, Chief Executive Officer,
Chief Accounting Officer and President

                                INDEX OF EXHIBITS

Exhibit  No.   Identification  of  Exhibit

10.1 Agreement between Alan Pavsner (a director), Marine Way (a company owned by Alan Pavsner) and Sharp Holding Corporation to convert amounts owed to Marine Way into common stock of Sharp Holding Corporation and a Note Payable to Alan Pavsner, dated May 19, 2003.

10.2 Purchase agreement between Sharp Holding Corporation and Octopus Media, LLC, to sell certain intellectual and tangible assets to Octopus Media, LLC, and license back to Sharp Holding Corporation the rights to make and sell products utilizing the intellectual assets, dated May 29, 2003.

31 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.