Form 10QSB
period 2003-09-30
SHARP HOLDING CORP
filed 2003-11-19
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

             [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                     65-0970516
  --------------------------------                    -------------------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2003 there were 24,944,448 shares of common stock, $.001 par value, outstanding.

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

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of
          September 30, 2003 (unaudited) and December 31, 2002

          Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2003 and 2002 (unaudited)

          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002 (unaudited)

          Notes to Consolidated Financial Statements

                           SHARP HOLDING CORPORATION, AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS

                            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                           ----------


                                                                         2003           2002
                                                                     -------------  ------------
                                                                      (UNAUDITED)
     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                          $     20,204   $    13,318
  Accounts receivable                                                      13,790           661
  Notes receivable                                                         77,000        17,000
  Deferred financing cost                                                  38,840             -
  Other                                                                    47,631        43,000
                                                                     -------------  ------------

      Total current assets                                                197,465        73,979

Property and equipment, net of accumulated depreciation of
  $175,618 and $155,488, respectively                                      11,773        31,904

Deferred technology license                                               340,630             -

Other assets                                                                  588           550
                                                                     -------------  ------------

      Total assets                                                   $    550,456   $   106,433
                                                                     =============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                                   $    574,932   $   701,275
  Accrued payroll taxes                                                   322,253       322,253
  Accrued payroll                                                         515,570       446,119
  Other accrued liabilities                                               549,734       634,363
  Notes payable to related parties                                        438,170       370,688
  Notes payable                                                           908,795       440,000
  Deferred revenue                                                         25,000             -
                                                                     -------------  ------------

      Total current liabilities                                         3,334,454     2,914,698

Long term notes payable to related parties                                100,348             -

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 80,000,000 shares authorized,
    24,944,448 shares and 16,064,448 shares issued and outstanding,
    respectively                                                           24,945        16,065
Additional paid-in capital                                              7,433,984     6,445,539
Accumulated deficit                                                   (10,343,275)   (9,269,869)
                                                                     -------------  ------------

      Total stockholders' deficit                                      (2,884,346)   (2,808,265)
                                                                     -------------  ------------

        Total liabilities and stockholders' deficit                  $    550,456   $   106,433
                                                                     =============  ============


     The accompanying notes are an integral part of these consolidated financial statements.

                                SHARP HOLDING CORPORATION, AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                ----------


                                                       THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                                       ------------------           -----------------
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                          -------------               -------------
                                                       2003          2002          2003          2002
                                                   ------------  ------------  ------------  ------------
Revenues:
  Subscriptions                                    $         -   $    29,500   $         -   $   118,000
  Licenses                                                   -        60,672             -       242,688
  Services and other                                    28,017         1,369        59,916        12,761
                                                   ------------  ------------  ------------  ------------

    Total revenues                                      28,017        91,541        59,916       373,449

Operating expenses:
  Cost of sales and services                            70,533             -        99,585           706
  Selling, general and administrative, including
    stock-based consideration of $-0- and
    $93,740 for the three-months ended
    September 30, 2003 and 2002, $69,782 and
    $93,890 for the nine-months ended
    September 30, 2003 and 2002.                       228,709       481,509       684,192       941,235
                                                   ------------  ------------  ------------  ------------

      Total operating expenses                         299,242       481,509       783,777       941,941
                                                   ------------  ------------  ------------  ------------

        Loss from operations                          (271,225)     (389,968)     (723,861)     (568,492)

Interest expense, including stock based consider-
  ation of $63,960 and $-0- for the three-months
  ended September 30, 2003 and 2002, $78,760 and
  $-0- for the nine-months ended September 30,
  2003 and 2002.                                       (86,189)      (67,791)     (339,622)     (147,275)

Other expense                                           (6,628)       (1,589)      (15,677)      (14,915)

Gain on settlement of payables                               -             -        26,743             -
                                                   ------------  ------------  ------------  ------------

        Net loss, continuing operations               (364,042)     (459,348)   (1,052,417)     (730,682)

Discontinued operations-loss from assets held for
  sale                                                       -             -       (20,989)            -
                                                   ------------  ------------  ------------  ------------

          Net loss                                 $  (364,042)  $  (459,348)  $(1,073,406)  $  (730,682)
                                                   ============  ============  ============  ============

Basic and diluted net loss per common share:
  Continuing operations                            $     (0.01)  $     (0.04)  $     (0.05)  $     (0.07)
  Discontinued operations                                    -             -             -             -
                                                   ------------  ------------  ------------  ------------

Basic and diluted net loss per share               $     (0.01)  $     (0.04)  $     (0.05)  $     (0.07)
                                                   ============  ============  ============  ============

Weighted average shares used in computing basic
  and diluted net loss per share                    24,504,231    11,688,405    21,460,364    10,712,492
                                                   ============  ============  ============  ============



          The accompanying notes are an integral part of these consolidated financial statements.

                           SHARP HOLDING CORPORATION, AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                          ----------


                                                                            2003         2002
                                                                        ------------  ----------
                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                              $(1,073,406)  $(730,682)
  Net loss from discontinued operation                                       20,989           -
                                                                        ------------  ----------
  Net loss from continuing operations                                    (1,052,417)   (730,682)
  Adjustments to reconcile net loss to net cash used in operating
    activities                                                              757,775     476,457
                                                                        ------------  ----------

        Net cash used in operating activities                              (294,642)   (254,225)
                                                                        ------------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      5,125           -
  Proceeds from borrowings                                                  380,500     324,750
  Repayment of borrowings                                                   (84,097)    (96,627)
                                                                        ------------  ----------

        Net cash provided by financing activities                           301,528     228,123
                                                                        ------------  ----------

Net increase (decrease) in cash and cash equivalents                          6,886     (26,102)

Cash and cash equivalents at beginning of period                             13,318      27,295
                                                                        ------------  ----------

Cash and cash equivalents at end of period                              $    20,204   $   1,193
                                                                        ============  ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $    41,736   $  18,639

Supplemental disclosure of noncash investing and financing activities:
  Common stock and warrants issued for asset purchase                   $   432,200   $       -
  Common stock issued for accounts payable                              $    60,868   $ 138,010
  Common stock issued for prepaid financing costs                       $   117,000   $       -
  Conversion of accounts payable and accrued liabilities
    to notes payable                                                    $   628,847   $       -
  Common stock issued for notes payable                                 $   160,500   $       -
  Forgiveness of notes payable in asset sale                            $   120,000   $       -
  Common stock issued in asset sale                                     $   102,000   $       -



    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

     The Company has reported recurring losses from continuing operations of $364,042 and $459,348 for the three-month periods ended September 30, 2003 and 2002, as well as losses of $1,052,417 and $730,682 for the nine-month periods ended September 30, 2003 and 2002, respectively. These recurring losses have produced an accumulated deficit of $10,343,275, and a working capital deficit of $3,136,989 as of September 30, 2003. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2002, was qualified with respect to that risk.


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

                                     ------


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

     The cost of the acquired entity was allocated as follows on the date of acquisition:

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
                                                                      ==========

     The accompanying income statement for the three and nine months ended September 30, 2003 includes the results of operations of the acquired entity for the period February 28, 2003 through May 29, 2003.

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


5.   RELATED-PARTY  TRANSACTIONS
     ---------------------------

     On November 16 and December 12, 2000, the Company entered into note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001, the Company entered into a note payable agreement with this stockholder in the amount of $100,000. All three notes bear interest at 10 percent per annum and were payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. As of September 30, 2003, the outstanding balance on this note is $90,000.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


5.   RELATED-PARTY  TRANSACTIONS
     ---------------------------

     During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of September 30, 2003, the entire balance of both notes was outstanding.

     On May 12, 2003, the Company extinguished a note payable to a stockholder in the amount of $175,000 plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. At September 30, 2003, the outstanding balance of this note was $85,794.

     On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At September 30, 2003, the entire outstanding balance of this note was $92,725.

     On July 10, 2003, the Company assumed a note payable by our Chief Executive Officer to an individual dated July 1, 2003, in the amount of $60,000, such note was non-interest bearing and was due on September 28, 2003. The assumption of this note was recorded as a reduction in accrued compensation owed to our Chief Executive Officer. On September 28, 2003, this note was extinguished with the issuance of 450,000 shares of common stock in full payment of the note. At September 30, 2003, the balance of this note was $-0-.

     During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at September 30, 2003.


6.   CHANGES  IN  SECURITIES
     -----------------------

     In September 2003, the Company issued a total of 450,000 shares of common stock (valued at $60,000) as payment-in-kind to an individual as payment in full of a note payable.

7.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     At September 30, 2003, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through September 30, 2003. Management believes additional interest and penalties if any are levied will not be material to the Company's financial position or results of operations.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


7.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

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

     On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that allowed the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment was not made according to the settlement and, as a result, the Company was liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003 the Company reached a settlement that allows the Company to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment is made in accordance with the agreement, the 1,500,000 shares of the Company's restricted common stock held as collateral will be returned to the Company. This additional amount has been accrued on the Company's financial statements at September 30, 2003. If payment is not made by October 1, 2003, the settlement allows for an increase in the amount owed to $475,000.

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

Due to the failure of Qwest to perform their contract with us and the loss of business, with a major bank, due to 9/11 we have completely restructured the Company. We are applying our experience in implementing mass distribution projects with large corporations along with our experience in network security and development to forge a market with secure optical media CD's. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. Our focus is on co-branded credit cards. We are now in conversations with many of the nations largest banks to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded timed-release content with full security features. These new optical media CDs have proven to deliver a 14% to 47% average response rate, compared to less than 1% for direct mail and 3% for standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our one-dollar and fifty-cent OMCD is more cost effective than the standard seventy-cent commodity CD currently being delivered by competing companies. By achieving a 2.5% or better response rate our technology is more cost effective than direct mail.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

During the three and nine-month periods ended September 30, 2003, we had total revenues of $28,000 and $60,000, respectively, compared to total revenues of $92,000 and $373,000 for the same respective periods ended September 30, 2002. Revenues during 2002 related primarily to the recognition of revenue from software licenses and marketing contracts with Qwest, such licenses and contracts were fully recognized at the end of 2002.

Costs of sales and services prior to 2002 related primarily to the amortization of deferred development costs, but currently relate primarily to the license fees for technology used in our products as well as actual costs of producing such products. These costs totaled $71,000 and $100,000 for the three and nine-month periods ended September 30, 2003, respectively, compared to $-0- and $700 for the same respective periods ended September 30, 2002. During the three and nine-month periods ended September 30, 2002 we incurred only negligible costs of sales as all deferred development costs had been fully amortized. During the three and nine-month periods ending September 30, 2003, we began to incur technology license fees and higher technical production costs related to our products.

Selling, general and administrative expenses totaled $229,000 and $684,000 for the three and nine-month periods ended September 30, 2003, respectively, compared to $482,000 and $941,000 for the same respective periods ended September 30, 2002. The $253,000 and $257,000 decreases in these expenditures between the respective three and nine-month periods ended September 30, 2003 and 2002 can be attributed to our continued cost cutting programs to minimize salaries, wages, travel, entertainment, rents and professional fees.

Interest expense totaled $86,000 and $340,000 for the three and nine-month periods ended September 30, 2003, respectively, compared to $68,000 and $147,000 for the same respective periods ended September 30, 2002. The $18,000 and $193,000 increases between the respective three and nine-month periods ended September 30, 2003 and 2002 can be attributed to financing costs associated with debt obtained during 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through September 30, 2003 we have an accumulated deficit of $10.3 million. We have a working capital deficit of $3.1 million at September 30, 2003. Although we continue cost cutting programs, operating losses and negative cash flow continue as of the date of this filing. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We expect cash flow deficits will continue, which will necessitate additional financing. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of securities. There can be no assurances that future debt or equity funding will be available or have terms we will find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2002, was qualified with respect to that risk.

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

At September 30, 2003 we have no material outstanding purchase commitments and during fiscal years 2003 and 2002 there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

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

On February 8, 2002, petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, we reached a settlement that allowed us to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of our restricted common stock collateralize the settlement and would have been returned to us if payment had been made by December 31, 2002 in accordance with the settlement agreement. At December 31, 2002 payment was not made according to the settlement and, as a result, we were liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003, we reached a settlement that allows us to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment is made in accordance with the agreement the 1,500,000 shares of our restricted common stock held as collateral will be returned to us. This additional amount has been accrued on our financial statements at September 30, 2003. If payment is not made by October 1, 2003, the settlement allows for an increase in the amount owed to $475,000.

In addition, from time to time, we are involved in various claims or other actions arising in the ordinary course of business. Management believes these matters do not individually, or in aggregate, have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

RECENT SALE OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2003, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

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

In September 2003, the Company issued a total of 450,000 shares of common stock (valued at $60,000) as payment-in-kind to an individual as payment in full of a note payable. This transaction was made in reliance on Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

Exhibit No.    Identification of Exhibit

10.1 Incorporated by reference to the Agreement between Alan Pavsner (a director), Marine Way (a company owned by Alan Pavsner) and Sharp Holding Corporation to convert amounts owed to Marine Way into common stock of Sharp Holding Corporation and a Note Payable to Alan Pavsner, dated May 19, 2003, previously filed in connection with our Form 10-QSB filed August 19, 2003, as Exhibit 10.1.

10.2 Incorporated by reference to the Purchase agreement between Sharp Holding Corporation and Octopus Media, LLC, to sell certain intellectual and tangible assets to Octopus Media, LLC, and license back to Sharp Holding Corporation the rights to make and sell products utilizing the intellectual assets, dated May 29, 2003, previously filed in connection with our Form 10-QSB filed August 19,2003, as Exhibit 10.2

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)   REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

Sharp  Holding  Corporation


By: /s/ George Sharp                                     November 19, 2003
------------------------------------------------
George Sharp, Director, Chief Executive Officer,
Chief Accounting Officer and President

                                INDEX OF EXHIBITS


Exhibit No.    Identification of Exhibit

10.1 Incorporated by reference to the Agreement between Alan Pavsner (a director), Marine Way (a company owned by Alan Pavsner) and Sharp Holding Corporation to convert amounts owed to Marine Way into common stock of Sharp Holding Corporation and a Note Payable to Alan Pavsner, dated May 19, 2003, previously filed in connection with our Form 10-QSB filed August 19, 2003, as Exhibit 10.1

10.2 Incorporated by reference to the Purchase agreement between Sharp Holding Corporation and Octopus Media, LLC, to sell certain intellectual and tangible assets to Octopus Media, LLC, and license back to Sharp Holding Corporation the rights to make and sell products utilizing the intellectual assets, dated May 29, 2003, previously filed in connection with our Form 10-QSB filed August 19,2003, as Exhibit 10.2

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002