Form 10KSB
period 2003-12-31
SHARP HOLDING CORP
filed 2004-04-14
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                           65-0970516
-----------------------------                     ------------------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or organization)                         Identification No.)

          13231 CHAMPION FOREST DRIVE, SUITE 213, HOUSTON, TEXAS  77069
        -----------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
                  --------------------------------------------
                (Issuer's Telephone Number, Including Area code)


         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                           Title Of Each Class     N/A
                Name Of Each Exchange On Which Registered     N/A

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK,  $.001 PAR VALUE
                   ------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's revenues for the year ended December 31, 2003 were $82,675. The aggregate value of Common Stock held by non-affiliates of the registrant at March 23, 2004 based upon the last reported sales prices on the National Association of Securities Dealers OTC Bulletin Board was $3,058,614. At March 23, 2004, there were 25,488,448 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                     PART I

Item  1.   Description  of  Business                                           3

Item  2.   Description  of  Property                                          10

Item  3.   Legal  Proceedings                                                 10

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders        11


                                     PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                                11

Item  6.   Management's  Discussion  and  Analysis  of Financial
           Condition and  Results  of  Operations                             13

Item  7.   Financial  Statements                                              15

Item  8.   Changes  in  and  Disagreements  With  Accountants
           on Accounting and Financial  Disclosure                            15

Item  8A   Controls  and  Procedures                                          16


                                    PART III

Item  9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance  with  Section  16(a)  of  The  Exchange  Act           17

Item  10.  Executive  Compensation                                            19

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
           and  Management                                                    20

Item  12.  Certain Relationships and Related Transactions                     21

Item  13.  Exhibits  and  Reports  on  Form  8-K                              22

Item  14.  Principal  Accountant  Fees  and  Services                         22

                                     PART I

ITEM 1.   DESCRIPTION  OF  BUSINESS

THE  COMPANY

Sharp Holding Corporation, a Delaware corporation together with its wholly-owned subsidiary, Sharp Technology, Inc. (Sharp Technology), a Delaware corporation (the "Company", "Sharp" or "we"), is a developer of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We anticipate that large corporations will use our software products as premium components in their strategic marketing and e-finance campaigns.

Sharp Holding Corporation plans to develop and grow additional early-stage technology companies that have the potential to increase future shareholder value.

During the first few years of operations our primary source of business revenue was derived from a series of agreements with U S West/Qwest Communications
("Qwest"). Qwest, formerly one of the "Baby-Bells", in addition to its telephone services delivers high-speed Internet connections worldwide. Qwest used programs we developed as a high value incentive in an effort to motivate its telephone customers to purchase other Qwest services such as dial-up Internet and DSL products.

Our agreements called for Qwest to pay for the majority of the sales, marketing and distribution costs allowing us to profit by minimizing many of the traditional costs of mass distribution. In one such contract Sharp and Qwest, entered into a development, marketing and distribution partnership to create a child protection program for the Internet. The agreement called for Sharp to develop the program. Qwest was to market, distribute, support and collect payment for the program. Revenue was equally split during the three-year agreement.

Another of our contracts with Qwest included the release of a content management software program to all Qwest internet customers and potential internet customers. Qwest has not performed under this agreement. We are in the process of exercising our right to binding arbitration with Qwest for specific performance under this agreement or be compensated for our loss of revenue.

During the past year we have completely restructured the company. We are applying our experience in implementing mass distribution projects with large corporations along with our experience in network security and development to forge a market with secure optical media CD's. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. Our focus in on co-branded credit cards. We are now in discussions with several of the nation's largest banks to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded time-release content with full security features. These new optical media CDs have proven to deliver a 14% to 47% average response rate, compared to less than 1% for direct mail and 3% for standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our one-dollar and fifty-cent OMCD is more cost effective than the standard seventy-cent commodity CD currently being delivered by competing companies. By achieving a 2.5% or better response rate our technology is more cost effective than direct mail.

To further enhance our position in the marketplace, effective February 28, 2003, we acquired a patented technology called Hyper CD. Effective May 29, 2003, we sold this technology to a third party for cash and an exclusive five-year technology license allowing us to make and sell Hyper CD products and services in the co-branded credit card and e-finance business for 5 years. This transaction allowed us to retain exclusivity while providing us working capital. Last year the banking industry mailed 5 billion pieces of mail containing credit card offers to the American public. Due to the deluge of credit card offers, response rates have now dropped below .05% causing the customer acquisition costs to soar.

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

We have recently entered into a ten-year agreement with the California Organization of Police and Sheriffs "COPS" to distribute a homeland security alert program to California residents. The COPS organization is organizing the support of police and public safety agencies and state representatives to back the program. We will be working with large corporations to distribute the program to their customers across the state. We are projecting expanding the program nationally late in 2004. The program provides the opportunity to distribute co-branded credit cards, pre-paid calling cards, security software and other security related products to a massive security conscious database.

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

PRODUCTS, SERVICES AND MARKETING

We develop and/or license software solutions for bundled delivery in conjunction with our Redistribution Partners. The contents of our offerings are targeted at helping those partners retain customers, develop new customers and strengthen their Internet brand presence. We believe that our focus on implementing mass distribution projects along with our experience in network and internet security, and e-commerce, is closely aligned with these objectives.

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

The Company's specific product offerings include:

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

During fiscal years through 2002 the Company provided US West Communications, Inc. (now Qwest) with a series of software bundles carefully selected to help consumers, families and schools meet the challenges brought about by emerging technologies. The following software titles were included among the offerings in these bundles; NetSnitch (by NetSnitch LLC) - Monitors Internet use by children, students, and employees, Ace Reader (by Stepware, Inc.) - A reading and speed-reading training program, Comp-U-Course (by CBT Systems Limited) - A tutorial program on Internet use, Dr. Y2K (by Coherence Technology, Inc.)- A system diagnostic tool to identify Year 2000 issues for desktop operating systems, and RamDoubler (by Symantec) - A software solution for Macintosh computers to help extend effective Ram capacity.

In addition to the inclusion of its products in software bundles for sale in connection with its Redistribution Partners, the Company offers its products through a variety of vehicles including:

1.   Direct web site download sales,
2.   Affiliated web site download sales,
3.   Indirect reseller contract sales,
4.   E-mail and web site upgrade solicitations, and
5.   Certain direct license sales to corporate and institutional targets

THE  MARKET

Recent events have shed important light upon the manner in which the Internet will be integrated into the daily experience of the average consumer. What was once widely considered a "revolutionary" process has now been termed an "evolutionary" one. The fear that Internet "category-killers" could easily transplant industry stalwarts has been replaced by the knowledge that habit, customer loyalty and branding have a considerable permanence. The internet, however, remains the largest, most pervasive and rapidly expanding influence on the way companies conduct their daily business. It has emerged as a major platform for communication, providing new, highly efficient channels through which companies can engage in commerce and interact directly with customers. Computer Industry Alamanac forecasts that over 945 million people worldwide will be using the Internet by the end of 2004 and The Gartner Group estimates commerce conducted over the Internet will grow to nearly $6.0 trillion in 2004.

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

For certain companies, especially those in a business-to-business arena, the utilization of the Internet will be less public. Stronger Intranets and more efficient supply chain management will result in tremendous benefits. Those efficiencies, however, may not be highly visible to the average consumer.

For other companies, whose principal task is to develop and maintain consumer loyalty, Internet branding has become an important point of differentiation. Obviously companies directly involved in the convergence of the Internet with their historic service offerings have been the first to respond. The telecommunications, travel and financial services sectors (including both banking and brokerage) have been all but restructured to include an Internet service and marketing layer. In the case of telecommunications, the migration of telephone consumers to Internet services has become a core concern. The success or failure of these companies to maintain and enhance revenues from Internet subscribers impacts their most fundamental service structures. As a result, the entire communications industry continues to undergo a restructuring. The use of Internet related marketing tools and software incentives are a well-accepted standard in these market sectors.

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

The Company believes its blend of software development experience and the history of its management in consumer marketing provides a basis from which it can compete to satisfy this demand.

COMPETITION

The market for specialized Internet applications is highly competitive, and the Company expects that this competition will intensify in the future. The Company has taken steps to license or acquire patented technology to gain advantage in its niche markets. The Company's marketplace is characterized by rapid technological change, evolving industry standards and compressed product life cycles. The Company believes the principle factors impacting competition in its markets are strategic affiliations, time to market, cost, product quality and performance, intellectual property, customer relationships and reputation. In providing specialized software application design and development, the Company competes with numerous businesses that provide software tools that enable customers to develop specific Internet-enabled software applications and companies that choose to develop Internet application products internally. There are large custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet security software applications design and development services. The Company believes that with respect to such large companies, it enjoys a certain niche market advantage related to its costs, smaller size and flexibility of response. There is no assurance, however, that the Company will be able to compete effectively against these competitors.

TRADEMARKS, ROYALTY AND LICENSE AGREEMENTS

Our rights to the following trademarks are based upon common law, and our substantial and continuous use of these trademarks in interstate commerce: IT'S YOUR NET(TM) and DESKTOP MALL(TM).

Our intellectual property is important to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier and strategic relationship agreements, and nondisclosure agreements with third parties. There can be no assurance that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property. In addition, we could be subject to intellectual property infringement claims by others. These claims, and any resultant litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreement with any potential parties making these claims.

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

During fiscal years 2003 and 2002 we were subject to the following license or royalty agreements:

In August 2000, we licensed Qwest the rights to distribute an Internet security software application (HackTracer) for a period of two years. Under the terms of this license, we were required to provide support throughout its term. Total consideration for distributions of HackTracer during the term of the agreement was $728,049, plus 50 percent of all gross profits from the license of HackTracer to Qwest's customers. The $728,049 was recognized ratably over the two-year term of the agreement.

Beginning January 1, 2001, we licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection contained six volumes of software. Consideration for distribution of the New Collection was $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. We were required to provide telephone support for the term of the agreement. The $300,000 was recognized ratably over the two-year term of the agreement.

Effective May 29, 2003, we obtained an exclusive five-year technology license allowing us to make and sell Hyper CD products and services in the co-branded credit card and e-finance business for 5 years.

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

Liquidity  And  Capital  Resources
----------------------------------
Through December 31, 2003, we have an accumulated deficit of $10.8 million. Of that amount, $4 million resulted from stock-based compensation and consideration related to the fair market value of stock and stock warrants granted in connection with employee compensation, certain software development contracts, financial services consulting agreements, and warrants granted to certain debt holders. We have a working capital deficit of $3.6 million at December 31, 2003. Operating losses and negative cash flow have continued during 2004. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS as well as certain payments due under note payable agreements. Our management is currently pursuing a business strategy that includes potential acquisitions of other companies and marketing to potential new customers. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB has been qualified with respect to that risk.

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

Reliance Upon Strategic Partnerships, Acquisitions And Relationships
--------------------------------------------------------------------
Substantially all of our past revenues were generated by sales to one company (Qwest) consisting of a software licensing sale and a series of subscription contracts.

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

Market Demand, Rapid Technological Change And The Emerging Internet
-------------------------------------------------------------------
The Internet software industry is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. In particular, the market for Internet and intranet applications is relatively new and is rapidly evolving. Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. There can be no assurance that: we will be successful in developing and marketing new products or product enhancements that respond to technological change and evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that any new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be materially adversely affected.

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

Product  Liability;  Risk  Of  Product  Defects
-----------------------------------------------
Our sales agreements typically contain provisions designed to limit exposure to potential product liability or related claims. In selling our products, we rely primarily on "shrink wrap" licenses that are not signed by the end-user, and, for this and other reasons, such licenses may be unenforceable under the laws of certain jurisdictions. As a result, the limitation of the liability provisions contained in our agreements may not be effective. We may have the risk of product liability and related claims. A product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

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

OTHER

We face no pressures with respect to the availability of raw materials required to support our operations and do not foresee any material impact on our business arising from the effects of environmental legislation. During fiscal years 2003 and 2002, we incurred $700 and $206,000 respectively, of expenses classified as costs of sales and services, related to our products.

EMPLOYEES

At December 31, 2003 we had 5 full-time contract employees, 4 contract consultants and other stand-by programmers for development contracts. To reduce operating cost and increase efficiency, we restructured our labor force into a performance-based system. We hire or release employees and/or consultants in conjunction with the expansion or contraction of our business. The majority of our personnel work without regular compensation. Since the success of our business plan depends upon our ability to attract, train and retain qualified personnel, there is a risk that without sufficient capital we will be unable to expand or replace our current labor force. A union does not represent our employees and there are no general labor contracts in effect. We believe we have a good relationship with all of our employees and consultants.

SIGNIFICANT  TRANSACTION

Effective February 28, 2003, the Company acquired substantially all of the assets of John Galt Media, Inc. for a purchase price of $475,200. As consideration for this asset acquisition, in addition to a $43,000 advance made in 2002 the Company issued John Galt Media, Inc. 3,000,000 shares of restricted common stock of the Company and warrants to purchase up to 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share that expires on February 28, 2008. The stock was valued at the quoted market price on the date of acquisition. The warrants were valued using the Black-Scholes pricing model. This acquisition was the result of arms length negotiations between the parties; however, no appraisal was done.

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

Effective May 29, 2003, the Company sold all of its assets held for sale and issued 1,000,000 shares of common stock and 1,000,000 warrants for a purchase price of $300,000 and a five-year technology license. The stock and warrants issued had a combined value of $102,000. The license was recorded at its estimated value of $383,210 and is being amortized over a three-year period. The technology license gives the Company the right to make and sell HyperCD products and services for 5 years with no royalty in year one and $0.015 per each medium sold in years two through five. There was no gain or loss on the sale of assets.

ITEM  2.   DESCRIPTION  OF  PROPERTY

The lease on our primary office space in Houston expired on May 31, 2002 and we continued the lease on a month-to-month basis through June 30, 2003. On March 31,2002 we closed our Phoenix office which was on a month-to-month lease. On July 1, 2003 we leased our present main office, consisting of approximately 600 square feet located at 13231 Champion Forest Drive, Suite 213 in Houston, Texas. Our total rental expense for the fiscal year ending December 31, 2003 including office rents and certain equipment leases was $23,218.

ITEM  3.   LEGAL  PROCEEDINGS

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

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that allowed the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, payment was not made according to the settlement and as a result the Company was liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003 the Company reached a settlement that allowed the Company to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment had been made by September 1, 2003, in accordance with the agreement, the 1,500,000 shares of the Company's restricted common stock held as collateral would have been returned to the Company. Payment was not made according to the agreement and as a result the Company was liable for an additional $75,000 on October 1, 2003. This additional amount has been accrued at December 31, 2003, and is reflected in notes payable in the Consolidated Balance Sheet.

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

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

                                    PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "SHAR". The market for our stock must be characterized as a limited market due to the limited number of shares in the public float and the relatively small trading volume. No assurance can be given that the over-the-counter market, or any market, for our securities will continue or that the prices in such market will be maintained at their present levels. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of Sharp Holding Corporation as reported by the National Quotation Bureau taking into account and restated for all stock splits. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                      Sharp Holding Corporation Common
                                   Stock
                        High Bid           Low Bid
                   ------------------  ----------------
Fiscal Year 2002:
-----------------
First Quarter      $              .88  $            .21
Second Quarter     $              .50  $            .08
Third Quarter      $              .31  $            .07
Fourth Quarter     $              .18  $            .05

Fiscal Year 2003:
-----------------
First Quarter      $              .23  $            .06
Second Quarter     $              .20  $            .07
Third Quarter      $              .28  $            .07
Fourth Quarter     $              .17  $            .05

At March 23, 2004, the last bid price for our common stock as reported on the OTC Bulletin Board was $.12 per share and the company had approximately 387 shareholders of record.

DIVIDEND  POLICY

We have not paid a dividend on our stock since our incorporation and do not anticipate paying any dividends in the foreseeable future. We intend to retain earnings to finance expansion of our business, to repay outstanding and future indebtedness and to use for general operating purposes. In the future, our Board of Directors will determine whether we will pay any dividends, depending upon our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other relevant factors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the quarter ended December 31, 2003, we issued unregistered securities in transactions exempted from registration as provided in Section 4(2) of the Securities Act of 1933 as amended (the "Act"). Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. The purchasers were knowledgeable about our operations and financial condition. We believe that the purchasers had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of receipt of our securities.

In December 2003, we issued 235,000 shares of common stock to a total of 4 individuals who accepted these shares as payment-in-kind for services that they rendered to us. We valued these transactions at $17,100. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

In December 2003, we issued 309,000 shares of common stock to a total of 2 companies who accepted these shares as payment-in-kind for services that they rendered to us. We valued these transactions at $30,300. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

In December 2003, we a issued a warrant to purchase 100,000 shares of common stock to one individual as payment-in-kind for services rendered to us. The warrant has an exercise price of $.50 and is exercisable over a three year period. We valued this transaction at a total of $-0-. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

In December 2003, we issued warrants to purchase a total of 700,000 shares of common stock to three individuals as payment-in-kind for services rendered to us. The warrants have a exercise price of $.10 and are exercisable over a three year period. We valued thes transactions at a total of $2,100. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

In December 2003, we issued warrants to purchase a total of 1,210,000 shares of common stock to three contract employees as payment-in-kind for compensation. The warrants have an exercise price of $.10 and are exercisable over a three-year period. We valued these transactions at a total of $3,630. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

In December 2003, we issued a warrant to purchase 500,000 shares of common stock to Mr. Schwartz, our Senior VP, as payment-in-kind for compensation. The warrant has an exercise price of $.10 and is exercisable over a three-year period. We valued this transaction at $1,500. This transaction is exempt from registration pursuant to Section 4(2) of the Act.

In December 2003, we issued warrants to purchase 100,000 shares of common stock to each of Mr. Sharp, Mr. Gertner and Mr. Pavsner, who served as the Board of Directors for 2003, as payment-in-kind for directors fees. The warrants have an exercise prices of $.10 and are exercisable over a three year period. We valued these transactions at a total of $4,200. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

EQUITY  COMPENSTION  PLAN  INFORMATION  (as  of  December  31,  2003)

                                                                                NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                         NUMBER OF SECURITIES TO                               FUTURE ISSUANCE UNDER
                              BE ISSUED UPON           WEIGHTED-AVERAGE         EQUITY COMPENSATION
                         EXERCISE OF OUTSTANDING       EXERCISE PRICE OF          PLANS (EXCLUDING
                          OPTIONS, WARRANTS AND      OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
PLAN CATEGORY                  RIGHTS. (a)         WARRANTS AND RIGHTS. (b)       COLUMN (a)) (c)
-----------------------  ------------------------  -------------------------  ------------------------
Equity compensation
plans approved by
security holders.                            None                       None             None
-----------------------  ------------------------  -------------------------  ------------------------
Equity compensation
plans not approved by
security holders. (1-5)                10,968,134  $                     .71             None
-----------------------  ------------------------  -------------------------  ------------------------
TOTAL                                  10,968,134  $                     .71             None
-----------------------  ------------------------  -------------------------  ------------------------

1.     Issued  583,332  of  the  above  warrants  in  connection  with  debt.
2.     Issued  315,000  of  the  above  options and warrants as compensation for vendors for goods and services.
3.     Issued 1,000,000 of the above warrants in connection with the purchase of assets held for sale.
4.     Issued  1,000,000  of  the  above warrants in connection with the sale of assets held for sale.
5.     Issued  8,069,802  of  the  above options and warrants as compensation for directors, executive officers,  employees  and  consultants.

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

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities", which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The implementation of SFAS No. 149 did not impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The implementation of SFAS No. 150 did not impact the Company's financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial
Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December, 2004. The Company plans to early adopt the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated.

OPERATIONS

We are developers of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We anticipate that large corporations will use our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

We have completely restructured the company during the past year. We are applying our experience in implementing mass distribution projects with large corporations along with our experience in network security and development to forge a market with secure optical media CD's. We are now in discussions with several of the nations largest banks to deliver an exclusive, patented optical media CD or DVD, "OMCD", which can be personalized, containing embedded time-release content with full security features.

To further enhance our position in the marketplace, effective February 28, 2003, we acquired a patented technology called Hyper CD. Effective May 29, 2003, we sold this technology to a third party for cash and an exclusive five-year technology license allowing us to make and sell Hyper CD products and services in the co-branded credit card and e-finance business for 5 years. This transaction allowed us to retain exclusivity while providing us working capital.

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

We have also recently entered into a ten-year agreement with the California Organization of Police and Sheriffs "COPS" to distribute a homeland security alert program to California residents. The COPS organization is currently organizing the support of police and public safety agencies and state representatives to back the program. We will be working with large corporations to distribute the program to their customers across the state. We are projecting expanding the program nationally late in 2004. The program provides the opportunity to distribute co-branded credit cards, pre-paid calling cards, security software and other security related products to a massive security conscious database.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

For the fiscal year ended December 31, 2003 we had had total revenues of $83,000 compared to total revenues of $375,000 for the year ended December 31, 2002. Revenues during 2002 related primarily to the recognition of revenue from software licenses and marketing contracts with Qwest; such licenses and contracts were fully recognized at the end of 2002 and efforts during 2003 to redirect the Company have not generated anticipated revenues.

Our current costs of sales and services consist of license fees for technology used for our products as well as actual costs of producing such products. These costs totaled $208,000 in 2003 and $700 in 2002.

Our selling, general and administrative expenses were $1,018,000 for the fiscal year ended December 31, 2003 compared to $1,172,000 for the fiscal year ended December 31, 2002. The $154,000 decrease in these expenditures between years can be attributed to continued cost cutting programs in effect during 2003 to minimize salaries, wages, travel, entertainment, rents and professional fees.

Our interest expense totaled $400,000 and $187,000 for the fiscal years ended December 31, 2003 and 2002, respectively. The increase in 2003 can be attributed to financing costs associated with debt obtained during 2003 and additional financing charges of $125,000 incurred by the Company as part of a settlement with a note holder for not making payments when due.

Gains on settlement of payables were $36,000 and $6,000 for the fiscal years ended December 31, 2003 and 2002, respectively. These gains resulted from the settlement of liabilities of the Company and the increase in 2003 was due primarily to increased interest by certain vendors and creditors in settling amounts claimed.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 2003, we have an accumulated deficit of $10.8 million. Of that amount, $4.0 million resulted from stock-based compensation and consideration related to the fair market value of stock and stock warrants granted in connection with employee compensation, certain software development contracts, financial services consulting agreements, and warrants granted to certain debt holders. We have a working capital deficit of $3.6 million at December 31, 2003. Operating losses and negative cash flow have continued during 2004. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS as well as certain payments due under notes payable agreements. Our management is currently pursuing a business strategy that includes potential acquisitions and marketing to potential new customers. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB has been qualified with respect to that risk.

At December 31, 2003, we have no material outstanding purchase commitments and during fiscal years 2003 and 2002, there are no significant elements of income or loss that do not arise from our continuing operations. Further we do not expect material changes in its results of operations from period to period based upon the seasonality of our business.

ITEM 7.   FINANCIAL  STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page 31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A.  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by the report. Based on the evaluation, the Chief Executive Officer and Chief Account Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS, EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

The following table contains information concerning the executive corporate officers, directors and certain other executives of both Sharp Holding Corporation and Sharp Technology, Inc.:

Name            Age                  Position with Company
--------------  ---  -----------------------------------------------------------
George Sharp     60  President/Chief Executive Officer, Principal Financial
                     Officer, Director, Secretary (Sharp Holding and Sharp
                     Technology)
Louis Schwartz   55  Senior Vice President of Business Development(Sharp Holding
                     and Sharp Technology)
Alan Pavsner     50  Director
                     (Sharp Holding)

Directors are elected annually and hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships between or among any of our directors and executive officers. The Company's Board of Directors consists of two persons.

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

Alan  Pavsner,  Director (resigned effective March 12, 2004), was  appointed  to
------------------------------------------------------------
our Board of Directors in December 2000. Prior to his appointment, Mr. Pavsner served as the President and Chief Executive officer of Celebrity while it undertook its search for suitable merger candidates. During the period from March 2000 to November 2000, Mr. Pavsner acted as Chief Operating Officer for WorldWideWeb Institute, an entity involved in supplying web site development services to its clients. Between March 1999 and March 2000, he was Vice President for Field Operations for Integrated Homes, Inc., Boca Raton, Florida, which was engaged in providing low voltage technology solutions to major builders and developers under residential construction. Between January 1997 and March 1999, Mr. Pavsner was Vice President of Marketing for Spectra Systems,
Inc., which was engaged in developing advanced technology equipment to major OEMs and Department of Defense contractors. Between January 1995 and January 1997, Mr. Pavsner was Vice President for P.N.C. Investments, Ltd. which was engaged in advising clients relative to acquisitions, and mergers and public securities markets. Between 1974 and 1995, Mr. Pavsner served with the United States Marine Corps where he concluded his career as Commanding Officer of Marine Aviation Support Group, Naval Air Warfare Center, Point Mugu, California and retired with the rank of Lieutenant Colonel.

Effective March 12, 2004, Mr. Pavsner resigned from his position as a director of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

As of December 31, 2003 the Company's Board of Directors had no formal compensation, nominating or audit committees.

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

CERTAIN  SECURITIES  FILINGS

We believe all persons subject to Section 16(a) of the Act in connection with their relationship to our operations have complied on a timely basis, except George Sharp who is in the process of filing the required forms.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for its Principal Executive and Senior Financial Officers which is attached hereto as Exhibit 14.1.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the annual compensation of our executive officers and certain other executives for the years ending December 31, 2003, 2002 & 2001.

                                       SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION          L/T  COMPENSATION AWARDS
                              -----------------------------  ---------------------------------
                                                                     AWARDS           PAYOUTS
                                                             ------------------------  -------
                                                    OTHER                 SECURITIES              ALL
                                                    ANNUAL   RESTRICTED   UNDERLYING             OTHER
                                                   COMPEN-      STOCK      OPTIONS/     LTIP    COMPEN-
NAME & PRINCIPAL               SALARY     BONUS     SATION     AWARDS        SARS      PAYOUT    SATION
POSITION                YEAR    ($)        ($)       ($)         ($)          (#)        ($)      ($)
----------------------  ----  --------  ---------  --------  -----------  -----------  -------  --------
George Sharp, CEO,      2003   125,606     --0--      --0--        --0--      100,000    --0--     --0--
CAO and Director        2002     --0--  80,000(1)     --0--        --0--    3,000,000    --0--     --0--
                        2001   162,063     --0--      --0--        --0--        --0--    --0--     --0--
----------------------  ----  --------  ---------  --------  -----------  -----------  -------  --------
Robert Wesolek,         2003     --0--     --0--      --0--        --0--        --0--    --0--     --0--
former CFO in 2001      2002     --0--     --0--      --0--        --0--        --0--    --0--     --0--
                        2001   118,904     --0--      --0--        --0--        --0--    --0--     --0--
----------------------  ----  --------  ---------  --------  -----------  -----------  -------  --------
Louis Schwartz, Sr VP   2003    59,500     --0--      --0--        --0--      500,000    --0--     --0--
                        2002    12,500  24,000(2)     --0--        --0--        --0--    --0--     --0--
                        2001    87,124     --0--      3,600        --0--        6,667    --0--     --0--

(1)  Issued 1,000,000 shares of common stock as payment-in-kind for employee compensation.
(2)  Issued 160,000 shares of common stock as payment-in-kind for employee compensation.

The following table sets forth certain information with respect to stock options granted to each of the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers") during the fiscal year ended December 31, 2003. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any on stock option exercises will be dependent on the future performance of the common stock.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 PERCENT OF                                   POTENTIAL REALIZABLE
                   NUMBER OF        TOTAL                                       VALUE AT ASSUMED
                   SECURITIES   OPTIONS/SARS                                 ANNUAL RATES OF STOCK
                   UNDERLYING    GRANTED TO                                  PRICE APPRECIATION FOR
NAME & PRINCIPAL  OPTIONS/SARS  EMPLOYEES IN   EXERCISE PRICE   EXPIRATION      OPTION TERM (1)
POSITION            GRANTED      FISCAL YEAR      PER SHARE        DATE             5% / 10%
----------------  ------------  -------------  ---------------  ----------  ------------------------
George Sharp           100,000           5.0%  $           .10  12/31/2006  $            -0- / $-0-
----------------  ------------  -------------  ---------------  ----------  ------------------------
Robert Wesolek           --0--  N/A            N/A              N/A         $            -0- / $-0-
----------------  ------------  -------------  ---------------  ----------  ------------------------
 Louis Schwartz        500,000          24.9%  $           .10  12/15/2006  $            -0- / $-0-
----------------  ------------  -------------  ---------------  ----------  ------------------------

(1) Pursuant to the rules of the Securities and Exchange Commission, the dollar amounts set forth in these columns are the result of calculations based on the set rates of 5% and 10%, and therefore are not intended to forecast possible future appreciation, if any, of the price of the common stock.

The following table provides information with respect to option exercises in fiscal 2003 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2003:

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/SAR VALUES

                                         NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED      IN-THE-MONEY
                   SHARES                  OPTIONS/SARS AT        OPTIONS/SARS AT
                  ACQUIRED                 FISCAL YEAR-END        FISCAL YEAR-END
NAME & PRINCIPAL     ON        VALUE         EXERCISABLE/           EXERCISABLE/
POSITION          EXERCISE   REALIZED       UNEXERCISABLE          UNEXERCISABLE
----------------  ---------  ---------  ----------------------  --------------------
George Sharp            (*)        (*)       3,100,000 / --0--     --0--   /   --0--
----------------  ---------  ---------  ----------------------  --------------------
Robert Wesolek          (*)        (*)           --0-- / --0--     --0--   /   --0--
----------------  ---------  ---------  ----------------------  --------------------
Louis Schwartz          (*)        (*)         506,667 / --0--     --0--   /   --0--
----------------  ---------  ---------  ----------------------  --------------------

(*)    Did Not Exercise Any Options

Long-Term  Incentive Plans
--------------------------

None

COMPENSATION  OF  DIRECTORS

Previous to December 31, 2003 we had never paid any directors fees, but we have paid the expenses, if any, of directors attending board meetings. On December 31, 2003 we issued each of our Directors warrants to purchase 100,000 shares of common stock as payment-in-kind for directors fees for 2003. The warrants have an exercise price of $.10 and expire in three years. We valued these transactions at a total of $4,200.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

As of December 31, 2003, we have no employment contracts in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 23, 2004, with respect to the beneficial ownership of our shares by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and certain other executives and (iv) all executive officers, certain other officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown. As of March 23, 2004 there were approximately 25,488,448 shares of common stock outstanding.

TITLE OF              NAME                 NUMBER OF     PERCENT
CLASS                                       SHARES      OF CLASS
                                             OWNED
--------  -----------------------------  -------------  ---------
Common    George Sharp
Stock     13231 Champion Forest Drive,   5,624,133 (1)     19.67%
          Suite 213
          Houston, TX  77069
--------  -----------------------------  -------------  ---------
Common    Louis Schwartz
Stock     13231 Champion Forest Drive,     713,919 (2)      2.80%
          Suite 213
          Houston, TX  77069
--------  -----------------------------  -------------  ---------
Common    Alan Pavsner
Stock     18870 Still Lake Drive           450,000 (3)      1.76%
          Jupiter, FL 33458
--------  -----------------------------  -------------  ---------
Common    All Executive Officers &
Stock     Directors, as a group          6,788,052 (4)     23.82%
          (3 persons)
--------  -----------------------------  -------------  ---------
Common    Gilbert Gertner
Stock     1000 Uptown Park Blvd          2,565,125 (5)      9.90%
          Suite 232
          Houston, TX, 77056
--------  -----------------------------  -------------  ---------


(1) Includes 2,195,378 shares of common stock pledged as collateral on debt, 3,000,000 shares of common stock under a 5-year option granted in November 2002, and 100,000 shares of common stock under a 3-year warrant granted in December 2003.
(2) Includes 6,667 shares of common stock under a 5-year option granted in January 2001 and 500,000 shares of common stock under a 3-year warrant granted in December 2003.
(3) Includes 100,000 shares of common stock under a 3-year warrant granted in December 2003.
(4) Includes 3,706,667 shares of common stock under option and warrant agreements.
(5) Includes 333,333 shares of common stock under a warrant agreement with no state expiration date and 100,000 shares of common stock under a 3-year warrant agreement granted in December 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 30, 1999, the Company entered into an unsecured credit line agreement (the Credit Line) with CCTC, a company owned by the Company's chief executive officer, whereby CCTC agreed to advance funds to the Company for use as operating capital. The note bears interest at 10 percent per annum and is payable on demand. At December 31, 2003 and 2002, the outstanding balance on the Credit Line was $-0- and $688, respectively.

On November 16, 2000 and December 12, 2000, the Company entered into two note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001 the Company entered into a note agreement with this stockholder in the amount of $100,000. The notes bear interest at 10 percent per annum and are payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. At December 31, 2003 and 2002 the respective balance on the note outstanding was $90,000 and $100,000.

On January 1, 2001, the Company entered into a consulting agreement with Marine Way, Inc., a corporation wholly owned by a member of the Company's Board of Directors. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company has agreed to pay a fee of $ 10,000 a month during the 24-month term of the agreement. On May 19, 2003, the accounts payable resulting from this agreement was converted to equity for the purchase of 300,000 shares of common stock and the signing of a note payable to the Board of Directors member in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At December 31, 2003 the balance of this note outstanding was $92,725, and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

On July 10, 2003 the company assumed a note payable owed by our Chief Executive Officer to an individual dated July 1, 2003, in the amount of $60,000. Such note was non-interest bearing and was due of September 28, 2003. The assumption of this note was recorded as a reduction in accrued compensation owed to our Chief Executive Officer. On September 28, 2003, this note was extinguished with the issuance of 450,000 shares of common stock in full payment of the note. At December 31, 2003 the balance of this note outstanding was $-0-.

On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, this note, along with accrued interest, was converted to equity for the purchase of 1,000,000 shares of common stock and the signing of a note payable to the stockholder in the amount of $100,000 bearing interest at 10% per annum and payable in 24 monthly installments beginning July 1, 2003. At December 31, 2003 the balance of the long term portion of this note is $26,057 and the balance of the current portion of this note is $48,377.

On April 5, 2002 and June 5, 2002, the Company entered into notes payable agreements with a company owned by a stockholder in the amounts of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and mature on January 1, 2003 and September 3, 2002, respectively. At both December 31, 2003 and 2002 the balance on these notes outstanding was $270,000, and the whole balance was past due as of December 31, 2003.

During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at December 31, 2003.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

Exhibit No.    Identification  of  Exhibit

10.1 Incorporated by reference to the Promissory Note between Sharp Holding Corporation and Gilbert Gertner dated November 5, 2002, previously filed in connection with our Form 10-KSB for the year ended December 31, 2002, filed April 15, 2003, as Exhibit 10.1(e)

10.2 Incorporated by reference to the Agreement between Alan Pavsner (a director), Marine Way (a company owned by Alan Pavsner) and Sharp Holding Corporation to convert amounts owed to Marine Way into common stock of Sharp Holding Corporation and a Note Payable to Alan Pavsner, dated May 19, 2003, previously filed in connection with our Form 10-QSB filed August 19, 2003, as Exhibit 10.1

10.3 Incorporated by reference to the Purchase agreement between Sharp Holding Corporation and Octopus Media, LLC, to sell certain intellectual and tangible assets to Octopus Media, LLC, and license back to Sharp Holding Corporation the rights to make and sell products utilizing the intellectual assets, dated May 29, 2003, previously filed in connection with our Form 10-QSB filed August 19,2003, as Exhibit 10.2

14.1           Code  of  Ethics

17.0           Director  resignation  letter  from  Mr.  Gilbert  Gertner  dated
               November  20,  2003.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS  ON  FORM  8-K

None

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Our independent accountants, Ham, Langston & Brezina, L.L.P., billed a aggregate of $30,214 for the 2003 year and $39,252 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Ham, Langston & Brezina, L.L.P. did not bill us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors perform the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized, April 14, 2004.

Sharp  Holding  Corporation

By:  /s/  George  Sharp
--------------------------------------------------------------------
George Sharp, Director, Chief Executive Officer, Principal Financial Officer and President


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                                 Date
---------                                                 ----

By:  /s/  George  Sharp                                   April 14, 2004
-----------------------------------------------
George Sharp, Chairman of the Board of Director

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS

                                   __________


                                                                            PAGE
                                                                            ----

Report of Independent Accountants                                           26

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31,
    2003 and 2002                                                           27

  Consolidated Statement of Operations for the
    years ended December 31, 2003 and 2002                                  28

  Consolidated Statement of Stockholders' Deficit
    for the years ended December 31, 2003 and 2002                          29

  Consolidated Statement of Cash Flows for the years
    ended December 31, 2003 and 2002                                        30

Notes to Consolidated Financial Statements                                  31

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors
Sharp Holding Corporation


We have audited the accompanying consolidated balance sheets of Sharp Holding Corporation, a Delaware corporation, as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit)
and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharp Holding Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that totaled $1,505,330 and $978,783 for the years ended December 31, 2003 and 2002, respectively. These recurring losses have produced an accumulated deficit of $10,796,188, and a working capital deficit of $3,566,718 as of December 31, 2003. In prior years, the Company has made payroll tax deposits with the Internal Revenue Service after the due date and is delinquent on such payments at December 31, 2003. As a result, the Company is subject to interest and penalties in connection therewith. The Company is also delinquent on payments under certain notes payable agreements as of December 31, 2003. The Company may continue to experience negative cash flows as it pursues its business strategy, which would necessitate additional financing. The Company has not secured any commitments for such additional financing requirements. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                    /s/   Ham, Langston & Brezina, L.L.P.


Houston, Texas
April 8, 2004

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                   __________

                                                                      2003           2002
                                                                  -------------  ------------

ASSETS
------

Current assets:
  Cash and cash equivalents                                       $      7,479   $    13,318
  Accounts receivable                                                        -           661
  Notes receivable                                                      17,000        17,000
  Other current assets                                                       -        43,000
                                                                  -------------  ------------

    Total current assets                                                24,479        73,979

Property and equipment, net                                              5,063        31,904

Deferred technology license, net                                       308,695             -

Other noncurrent assets                                                    588           550
                                                                  -------------  ------------

      Total assets                                                $    338,825   $   106,433
                                                                  =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                                $    565,485   $   701,275
  Accrued payroll taxes                                                322,253       322,253
  Accrued payroll and contract labor                                   604,881       446,119
  Other accrued liabilities                                            616,632       634,363
  Notes payable to related parties                                     501,102       370,688
  Notes payable                                                        950,844       440,000
  Deferred revenue                                                      30,000             -
                                                                  -------------  ------------

    Total current liabilities                                        3,591,197     2,914,698

Long term notes payable to related parties                              26,057             -

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 80,000,000 shares authorized,
    25,488,448 shares and 16,064,448 shares issued and outstanding,
    respectively                                                        25,489        16,065
  Additional paid-in capital                                         7,492,270     6,445,539
  Accumulated deficit                                              (10,796,188)   (9,269,869)
                                                                  -------------  ------------

    Total stockholders' equity (deficit)                            (3,278,429)   (2,808,265)
                                                                  -------------  ------------

      Total liabilities and stockholders' equity (deficit)        $    338,825   $   106,433
                                                                  =============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31, 2003, AND DECEMBER 31, 2002

                                   __________

                                                                     2003          2002
                                                                 ------------  ------------
Revenues:
  Subscriptions                                                  $         -   $   118,000
  Licenses                                                                 -       242,688
  Services and other                                                  82,675        13,941
                                                                 ------------  ------------

    Total revenues                                                    82,675       374,629

Operating expenses:
  Cost of sales and services                                         205,725           706
  Selling, general and administrative, including stock-
    based consideration of $118,830 and $146,175, respectively     1,017,892     1,171,913
                                                                 ------------  ------------

      Total operating expenses                                     1,223,617     1,172,619
                                                                 ------------  ------------

        Loss from operations                                      (1,140,942)     (797,990)

Interest expense, including stock based consideration
  of $117,600 and $-0- respectively                                 (400,153)     (187,045)

Net gain on settlement of liabilities                                 35,765         6,252
                                                                 ------------  ------------

        Net loss, continuing operations                           (1,505,330)     (978,783)

Discontinued operations-loss from assets held for sale               (20,989)            -
                                                                 ------------  ------------

Net loss                                                         $(1,526,319)  $  (978,783)
                                                                 ============  ============

Basic and diluted net loss per share                             $     (0.07)  $     (0.08)
                                                                 ============  ============

Weighted average shares used in computing basic and diluted net
  loss per share                                                  22,376,541    11,608,053
                                                                 ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                               SHARP HOLDING CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                               __________


                                                                                             TOTAL
                                                            ADDITIONAL                   STOCKHOLDERS'
                                         COMMON STOCK        PAID-IN      ACCUMULATED       EQUITY
                                      SHARES      VALUE      CAPITAL        DEFICIT        (DEFICIT)
                                   ------------  --------  ------------  -------------  ---------------
Balance December 31, 2001            10,216,448  $ 10,217  $  5,957,202  $ (8,291,086)  $   (2,323,667)

Issuance of warrants as compen-
   sation to consultants                      -         -        12,435             -           12,435

Issuance of common stock and
   warrants in settlement of debt     2,825,000     2,825       130,925             -          133,750

Issuance of common stock as
   compensation to employees
   and consultants                    3,023,000     3,023       344,977             -          348,000

Net loss                                      -         -             -      (978,783)        (978,783)
                                   ------------  --------  ------------  -------------  ---------------

Balance December 31, 2002            16,064,448    16,065     6,445,539    (9,269,869)      (2,808,265)

Issuance of common stock and
   warrants as compensation to
   employees, directors and con-
   sultants                             904,000       904       117,926             -          118,830

Issuance of common stock in
   settlement of debt                 3,295,000     3,295       246,605             -          249,900

Issuance of common stock and
   warrants in asset purchase         3,000,000     3,000       429,200             -          432,200

Issuance of common stock and
   warrants in asset sale             1,000,000     1,000       101,000             -          102,000

Issuance of common stock and
   warrants in conjunction with
   notes payable agreements             900,000       900       116,700             -          117,600

Intrest from fixed conversion
   features                                   -         -        30,500             -           30,500

Issuance of common stock upon
   cash exercise of warrant             325,000       325         4,800             -            5,125

Net loss                                      -         -             -    (1,526,319)      (1,526,319)
                                   ------------  --------  ------------  -------------  ---------------

Balance December 31, 2003            25,488,448  $ 25,489  $  7,492,270  $(10,796,188)  $   (3,278,429)
                                   ============  ========  ============  =============  ===============


    The accompanying notes are an integral part of these consolidated financial statements.

                       SHARP HOLDING CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31, 2003, AND 2002

                                     __________

                                                                      2003         2002
                                                                  ------------  ----------
Cash flows from operating activities:
  Net loss                                                        $(1,526,319)  $(978,783)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Net loss from discontinued operations                            20,989           -
      Net gain on settlement of liabilities                           (35,765)     (6,252)
      Stock-based consideration for services and financing costs      236,430     146,175
      Depreciation and amortization                                   101,356      39,914
      Amortization of debt discount                                    30,500           -
      Changes in operating assets and liabilities-
        Decrease in accounts receivable                                   661       1,351
        Increase in other current assets                                    -     (60,000)
        (Increase) decrease in other assets                               (38)        900
        Increase in accounts payable and accrued liabilities          706,861     820,783
        Increase (decrease) in deferred revenue                        30,000    (360,688)
                                                                  ------------  ----------

            Net cash used in continuing operations                   (435,325)   (396,600)
            Net cash provided by discontinued operations                3,801           -
                                                                  ------------  ----------

            Net cash used in operating activities                    (431,524)   (396,600)
                                                                  ------------  ----------

Cash flows from investing activities:
  Repayment of note receivable                                        140,250           -
                                                                  ------------  ----------

            Net cash provided by investing activities                 140,250           -
                                                                  ------------  ----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                       5,125           -
  Proceeds from borrowings                                            380,500     524,750
  Repayment of borrowings                                            (100,190)   (142,127)
                                                                  ------------  ----------

            Net cash provided by financing activities                 285,435     382,623
                                                                  ------------  ----------

Net decrease in cash and cash equivalents                              (5,839)    (13,977)

Cash and cash equivalents at beginning of period                       13,318      27,295
                                                                  ------------  ----------

Cash and cash equivalents at end of period                        $     7,479   $  13,318
                                                                  ============  ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $    18,341   $  69,339
                                                                  ============  ==========

    Cash paid for income taxes                                    $         -   $       -
                                                                  ============  ==========


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


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     The Company has suffered recurring losses from continuing operations of $1,505,330 and $978,783 for the years ended December 31, 2003 and 2002, respectively. These recurring losses have produced an accumulated deficit of $10,796,188, and a working capital deficit of $3,566,718 as of December 31, 2003. Operating losses and negative cash flow have continued during 2004. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS as well as certain payments due under notes payable agreements. Management is currently pursuing a business strategy that includes potential acquisitions of other companies and marketing to potential new customers. While pursuing this strategy, the Company expects to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms the Company finds acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern.


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

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

     CONCENTRATION  OF  CREDIT  RISK  AND  SIGNIFICANT  CUSTOMER
     -----------------------------------------------------------

     During the year ended December 31, 2003, the Company relied on one customer for substantially all of its revenues. Loss of this customer or failure to get new customers would negatively impact the performance of the Company.

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

     SOFTWARE  DEVELOPMENT  COSTS
     ----------------------------

     The costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs and purchased software costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The capitalized software costs are amortized generally over 12 to 24 months. At December 31, 2003 and 2002, all software development costs were fully amortized.

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

     REALIZATION  OF  LONG-LIVED  ASSETS
     -----------------------------------

     The impairment of tangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. As of December 31, 2003 and 2002, there has been no adjustment to the carrying value of the Company's long-lived assets.

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

     RECLASSIFICATIONS
     -----------------

     Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassifications did not have any effect on reported net loss.

     RECENT  ACCOUNTING  PRONOUNCEMENTS
     ----------------------------------

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities", which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The implementation of SFAS No. 149 did not impact the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The implementation of SFAS No. 150 did not impact the Company's financial position or results of operations.

     In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December, 2004. The
     Company plans to early adopt the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated.


4.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consist of the following:

                                  USEFUL LIVES     DECEMBER 31
                                    IN YEARS     2003        2002
                                    --------  ----------  ----------
     Computer equipment                    3  $  79,664   $  79,664
     Furniture and fixtures                5    106,008     106,008
     Leasehold improvements                1       -          1,720
                                              ----------  ----------
                                                185,672     187,392
     Less accumulated depreciation             (180,609)   (155,488)
                                              ----------  ----------

       Property and equipment, net            $   5,063   $  31,904
                                              ==========  ==========

5.   ACQUISITION  AND  SALE  OF  INTELLECTUAL  PROPERTY
     --------------------------------------------------

     Effective February 28, 2003, the Company acquired substantially all of the assets of John Galt Media, Inc. for a purchase price of $475,200. As consideration for this asset acquisition, in addition to a $43,000 advance made in 2002 the Company issued John Galt Media, Inc. 3,000,000 shares of restricted common stock of the Company and warrants to purchase up to 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share that expires on February 28, 2008. The stock was valued at the quoted market price on the date of acquisition. The warrants were valued using the Black-Scholes pricing model. This acquisition was the result of arms length negotiations between the parties; however, no appraisal was done.

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
                                                               -----------

          Total  purchase  price                               $  475,200
                                                               ===========

     The accompanying consolidated statements of operations for the year ended December 31, 2003 includes the results of operations of the acquired entity for the period February 28, 2003 through May 29, 2003.

     Effective May 29, 2003, the Company sold all of its assets held for sale and issued 1,000,000 shares of common stock and 1,000,000 warrants for a purchase price of $300,000 and a five-year technology license. The stock and warrants issued had a combined value of $102,000. The license was recorded at its estimated value of $383,210 and is being amortized over a three-year period. The technology license gives the Company the right to make and sell HyperCD products and services for 5 years with no royalty in year one and $0.015 per each medium sold in years two through five. There was no gain or loss on the sale of assets.

6.   TECHNOLOGY  AND  INTERNET  APPLICATION  AGREEMENTS
     --------------------------------------------------

     In August 2000, the Company licensed Qwest the rights to distribute an Internet security software application (HackTracer) for a period of two years. Under the terms of this license, the Company is required to provide support throughout its term. Total consideration for distributions of HackTracer during the term of the agreement is $728,049, plus 50 percent of all gross profits from the license of HackTracer to Qwest's customers. The $728,049 was recognized ratably over the two-year term of the agreement, $243,000 of which was recognized during the year ended December 31, 2002.

     Beginning January 1, 2001, the Company licensed Qwest the rights to distribute a collection of Internet software programs, "The New Collection", for a period of 20 months. The New Collection will contain six volumes of software. Consideration for distribution of the New Collection is $300,000 plus a royalty fee of $1.50 per software volume requested by and provided to each Qwest.net customer during the term of the license agreement. The Company is required to provide telephone support for the term of the agreement. The $300,000 was recognized ratably over the 20 month term of the agreement, $118,000 of which was recognized during the year ended December 31, 2002.

     As discussed above in Note 5, in May 2003, the Company acquired a technology license giving the Company the right to make and sell HyperCD products and services for five years with no royalty in year one and $0.015 per each medium sold in years two through five. Accumulated amortization related to the license since its purchase through December 31, 2003 is $74,515.


7.   RELATED-PARTY  TRANSACTIONS
     ---------------------------

     On November 30, 1999, the Company entered into an unsecured credit line agreement (the Credit Line) with CCTC, a company owned by the Company's chief executive officer, whereby CCTC agreed to advance funds to the Company for use as operating capital. The note bears interest at 10 percent per annum and is payable on demand. At December 31, 2003 and 2002, the outstanding balance on the Credit Line was $-0- and $688, respectively.

     On November 16, 2000 and December 12, 2000, the Company entered into two note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001 the Company entered into a note agreement with this stockholder in the amount of $100,000. The notes bear interest at 10 percent per annum and are payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. At December 31, 2003 and 2002 the respective balance on the note outstanding was $90,000 and $100,000.

     On January 1, 2001, the Company entered into a consulting agreement with Marine Way, Inc., a corporation wholly owned by a member of the Company's Board of Directors. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company has agreed to pay a fee of $ 10,000 a month during the 24-month term of the agreement. On May 19, 2003, the accounts payable resulting from this agreement was converted to equity for the purchase of 300,000 shares of common stock and the signing of a note payable to the Board of Directors member in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At December 31, 2003 the balance of this note outstanding was $92,725, and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

     On July 10, 2003 the company assumed a note payable owed by our Chief Executive Officer to an individual dated July 1, 2003, in the amount of $60,000. Such note was non-interest bearing and was due of September 28, 2003. The assumption of this note was recorded as a reduction in accrued compensation owed to our Chief Executive Officer. On September 28, 2003, this note was extinguished with the issuance of 450,000 shares of common stock in full payment of the note. At December 31, 2003 the balance of this note outstanding was $-0-.

     On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, this note, along with accrued interest, was converted to equity for the purchase of 1,000,000 shares of common stock and the signing of a note payable to the stockholder in the amount of $100,000 bearing interest at 10% per annum and payable in 24 monthly installments beginning July 1, 2003. At December 31, 2003 the balance of the long term portion of this note is $26,057 and the balance of the current portion of this note is $48,377.

     On April 5, 2002 and June 5, 2002, the Company entered into notes payable agreements with a company owned by a stockholder in the amounts of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and mature on January 1, 2003 and September 3, 2002, respectively. At both December 31, 2003 and 2002 the balance on these notes outstanding was $270,000, and the whole balance was past due as of December 31, 2003.

     During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at December 31, 2003.


8.   NOTES PAYABLE
     -------------

     Notes payable to related parties are included in related-party transactions Footnote 6. Other notes payable outstanding at December 31, 2003 and 2002 consist of the following:

                                                               2003      2002
                                                             --------  --------
     Note payable to an individual, bearing interest of 10%
       per year, payable on demand, uncollateralized         $245,000  $240,000

     Note payable to an individual (See Note 11)              465,000   200,000

     Note payable to a company, bearing interest
        of 12% per year, payable on December 31,
        2003, uncollateralized                                 75,000         -

     Notes payable to two companies and one individual,
        non-interest bearing, due in monthly installments,
        with maturities in 2003 and 2004                      165,844         -
                                                             --------  --------

                                                             $950,844  $440,000
                                                             ========  ========

     The Company is in default on $705,844 of the total notes payable balance as a result of being past due on payments as of December 31, 2003.

9.   INCOME  TAXES
     -------------

     The components of the Company's deferred tax assets are as follows:

                                                  DECEMBER 31,
                                              2003          2002
                                          ------------  ------------
     Net operating loss carryforwards     $ 2,824,626   $ 2,461,007
     Technology license                        23,290        23,290
     Accrued expenses not yet deductible      307,587       171,479
     Contributions carryforward                 2,074         2,040
     Property and equipment                   (10,317)       (7,737)
                                          ------------  ------------

       Total deferred tax assets            3,147,260     2,650,079

     Less valuation allowance              (3,147,260)   (2,650,079)
                                          ------------  ------------

         Net deferred tax assets          $         -   $         -
                                          ============  ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2003  and  2002  is  as  follows:

                                                2003                  2002
                                        --------------------  --------------------
                                          AMOUNT    PERCENT     AMOUNT    PERCENT
                                        ----------  --------  ----------  --------
       Benefit for income tax at
         federal statutory rate         $(518,948)   (34.0%)  $(332,786)   (34.0%)
       Non-deductible expenses             13,474        0.9      4,177        0.5
       Other                                8,293        0.5      5,233        0.5
       Increase in valuation allowance    497,181       32.6    323,376       33.0
                                        ----------  --------  ----------  --------

                                        $       -         -%  $       -         -%
                                        ==========  ========  ==========  ========

     As of December 31, 2003, the Company has generated net operating loss (NOL) carryforwards of approximately $8.3 million available to reduce future income taxes. These carryforwards begin to expire in 2019. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. The Company's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred a loss since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 2003 and 2002.


10.  COMMON STOCK AND PREFERRED STOCK
     --------------------------------

     PREFERRED  STOCK
     ----------------

     The Company's new certificate of incorporation in 2001 provides for the authorization of 20,000,000 shares of preferred stock with a par value of $.001. There were no preferred shares issued as of December 31, 2003.

     STOCK OPTIONS AND WARRANTS
     --------------------------

     The  Company  follows  SFAS  No.  123,  "Accounting  for  Stock-Based
     Compensation," which establishes fair value as the measurement for transactions in which an entity acquires goods or services from non employees in exchange for equity instruments.

     A summary of the Company's stock options as of December 31, 2003 and 2002, is as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                             NUMBER OF                 EXERCISE    EXERCISE
                              SHARES    EXERCISABLE     PRICE        PRICE
                             ---------  -----------  ------------  ---------
     Options outstanding at
        December 31, 2001      163,136      163,136  $5.10-$15.00  $    5.96

     Options granted         3,000,000    3,000,000  $       0.10  $    0.10
                             ---------  -----------

     Options outstanding at
        December 31, 2002    3,163,136    3,163,136  $0.10-$15.00  $    0.40

     Options granted                 -            -
                             ---------  -----------

     Options outstanding at
        December 31, 2003    3,163,136    3,163,136  $0.10-$15.00  $    0.40
                             =========  ===========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                    WEIGHTED
                   OUTSTANDING       AVERAGE      WEIGHTED
     RANGE OF         AS OF         REMAINING      AVERAGE
     EXERCISE      DECEMBER 31,    CONTRACTUAL    EXERCISE
     PRICES            2003      LIFE (IN YEARS)    PRICE
     ------------  ------------  ---------------  ---------
     5.00-$15.00       163,136              2.1  $    5.96
     0.10            3,000,000              3.9  $    0.10
                   ------------

     0.10-$15.00     3,163,136              3.8  $    0.40
                   ============

     A summary of the Company's warrants as of December 31, 2003 and 2002 and warrant activity for the years then ended is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                               NUMBER OF                EXERCISE   EXERCISE
                                SHARES    EXERCISABLE     PRICE     PRICE
                              ----------  ------------  ---------  --------
     Warrants outstanding at
        December 31, 2001     1,194,998   1,194,998   $ 1.00-$6.00  $    4.55

     Warrants issued            475,000     475,000   $ 0.02-$0.50  $    0.17
                              ----------  ----------

     Warrants outstanding at
        December 31, 2002     1,669,998   1,669,998   $ 0.02-$6.00  $    3.31

     Warrants issued          6,460,000   6,460,000   $ 0.01-$1.00  $    0.15

     Warrants exercised        (325,000)   (325,000)  $       0.02  $    0.02
                              ----------  ----------

     Warrants outstanding at
        December 31, 2003     7,804,998   7,804,998   $ 0.01-$6.00  $    0.83
                              ==========  ==========

     The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2003:

                                   WEIGHTED
                  OUTSTANDING       AVERAGE      WEIGHTED
     RANGE OF        AS OF         REMAINING      AVERAGE
     EXERCISE     DECEMBER 31,    CONTRACTUAL    EXERCISE
     PRICES           2003      LIFE (IN YEARS)    PRICE
     -----------  ------------  ---------------  ---------
     0.01-$0.10     5,910,000              3.2  $    0.08
     0.50-$1.00       725,000              4.0  $    0.82
     3.00-$6.00     1,169,998              4.1  $    4.63
                  ------------

                    7,804,998              3.4  $    0.83
                  ============

     The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended December 31, 2003 and 2002:

                            DECEMBER 31,
                           2003     2002
                          -------  -------
     Dividend yield          -0-%     -0-%
     Expected volatility      30%      30%
     Risk free interest        5%       5%
     Expected lives        Actual   Actual

     The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

     Had compensation cost for the stock options and warrants granted to employees been determined under SFAS No. 123, net loss and basic and diluted net loss per share for the periods ended December 31, 2003 and 2002, would have changed as indicated in the following pro forma:

                                                2003          2002
                                            ------------  ------------
     Net loss:
       As reported                          $(1,526,319)  $  (978,783)
       Pro forma                             (1,526,319)   (1,086,783)
     Basic and diluted net loss per share:
       As reported                          $     (0.07)  $     (0.08)
       Pro forma                                  (0.07)        (0.09)

     The Company recorded approximately $163,830 in compensation, interest and consideration in the purchase and sale of assets during the year ended December 31, 2003 and $12,435 in compensation expense during the year ended December 31, 2002 relating to warrants issued to nonemployee consultants at the fair value of the warrants granted. The fair values were estimated by management using the Black-Scholes pricing model.

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     OPERATING LEASES
     ----------------

     The Company leases office space and certain equipment under operating leases with various parties. Rental expense for the periods ended December 31, 2003 and 2002, was $23,218 and $37,725, respectively. At December 31, 2003 future minimum lease payments under non-cancelable operating leases are $3,528 in 2004.

     CONTINGENCIES
     -------------

     At December 31, 2003, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through December 31, 2003. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations.

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

     On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that allowed the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment was not made according to the settlement and as a result the Company was liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003 the Company reached a settlement that allows the Company to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment was made by September 1, 2003, in accordance with the agreement, the 1,500,000 shares of the Company's restricted common stock held as collateral would be returned to the Company. Payment was not made according to the settlement and as a result on October 1, 2003 the Company was liable for an additional $75,000 under the provisions of the settlement. This additional amount has been accrued at December 31, 2003, and is reflected in notes payable in the accompanying Consolidated Balance Sheet.

     In addition, from time to time, the Company is involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     Other
     -----

     During 2003, the Company received proceeds of $100,000 from the sale of stock in a subsidiary of the Company. The stock was never issued and the subsidiary has remained inactive. As a result, the Company has included the $100,000 in other accrued liabilities on the balance sheet as of December 31, 2003.

12.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During 2003 and 2002, the Company had the following non-cash investing and financing activities:

     In February, 2003, the Company issued stock and warrants with a value of $432,200 for the purchase of equipment with a value of $35,000 and patents and trademarks with a value of $571,000. In addition to the stock and warrants issued, the purchase price included the assumption of $130,800 of accounts payable, the forgiveness of a $43,000 advance the Company made in 2002, and the receipt of $24,790 of accounts receivable.

     In May, 2003, the Company sold the patents, trademarks and equipment that were purchased in February, 2003, and issued stock and warrants with a value of $102,000 for the forgiveness of a $120,000 note payable the Company owed and the receipt of a $180,000 note receivable. As part of the sale agreement, the Company received a technology license with a value of $383,210. The note receivable was reduced by $39,750 in 2003 when the debtor paid accounts payable and a note payable of the Company.

     During 2003, the Company settled $121,000 of accounts payable to a former director and stockholder of the Company through issuance of a $100,000 note payable and common stock with a value of $21,000. The Company also settled $68,400 of accounts payable through issuance of common stock to certain vendors.

     During 2003, the Company converted $543,848 of accounts payable and accrued expenses to notes payable.

     During 2003, the Company assumed a $60,000 note owed by the Company's Chief Executive Officer and accordingly reduced the accrued compensation owed to the Chief Executive Officer by the same amount.

     During 2003, the Company refinanced a $175,000 note payable and accrued interest of $21,875 owed to a stockholder and former director of the Company for $70,000 of common stock and a new note in the amount of $100,000.

     During 2003, the Company converted $90,500 of notes payable to common stock.

     During 2002, the Company converted $100,000 of debt and $254,262 of payables to common stock.