Form 10QSB
period 2004-03-31
SHARP HOLDING CORP
filed 2004-05-19
CIK 1101588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                             65-0970516
-------------------------------                         ------------------------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                            Identification No.)

          13231 CHAMPION FOREST DRIVE, SUITE 213, HOUSTON, TEXAS 77069
      --------------------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
      --------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)


      --------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal year,
                          if Changed Since Last Report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2004 there were 25,818,448 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS


PART  I

Item  1.    Financial  tatements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.    Controls and Procedures


PART II

Item  2.    Changes in Securities

Item  5.    Other Information

Item  6.    Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of
          March 31, 2004 (unaudited) and December 31, 2003

          Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)

          Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2004 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)

                          SHARP HOLDING CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2004 AND DECEMBER 31, 2003
                                         __________


                                                                    MARCH 31,      DECEMBER
                                                                      2004         31, 2003
ASSETS                                                             (UNAUDITED)      (NOTE)
------                                                            -------------  -------------
Current assets:
  Cash and cash equivalents                                       $     83,329   $      7,479
  Accounts receivable                                                    6,810              -
  Notes receivable                                                      17,000         17,000
                                                                  -------------  -------------

    Total current assets                                               107,139         24,479

Property and equipment, net                                              3,300          5,063

Deferred technology license, net                                       276,759        308,695

Other noncurrent assets                                                    588            588
                                                                  -------------  -------------

      Total assets                                                $    387,786   $    338,825
                                                                  =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                                $    594,637   $    565,485
  Accrued payroll taxes                                                322,253        322,253
  Accrued payroll and contract labor                                   628,647        604,881
  Other accrued liabilities                                            855,845        616,632
  Notes payable to related parties                                     502,322        501,102
  Notes payable                                                      1,050,844        950,844
  Deferred revenue                                                      24,485         30,000
                                                                  -------------  -------------

    Total current liabilities                                        3,979,033      3,591,197

Long term notes payable to related parties                              13,190         26,057

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 80,000,000 shares authorized,
    25,818,448 shares and 25,488,448 shares issued and outstanding,
    respectively                                                        25,819         25,489
  Additional paid-in capital                                         7,521,940      7,492,270
  Accumulated deficit                                              (11,152,196)   (10,796,188)
                                                                  -------------  -------------

    Total stockholders' equity (deficit)                            (3,604,437)    (3,278,429)
                                                                  -------------  -------------

      Total liabilities and stockholders' equity (deficit)        $    387,786   $    338,825
                                                                  =============  =============

Note:  The  balance  sheet  at  December  31, 2003 has been derived from the audited financial statements  at that date but does not include all of the information and footnotes required by generally  accepted  accounting  principles  for  complete  financial  statements.


See accompanying notes to unaudited condensed consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   __________


                                                                     2004          2003
                                                                 ------------  ------------
Revenues                                                         $    22,084   $       961
                                                                 ------------  ------------

Operating expenses:
  Cost of sales and services                                          46,620             -
  Selling, general and administrative, including stock-
    based consideration of $9,782 in 2003                            307,994       202,531
                                                                 ------------  ------------

      Total operating expenses                                       354,614       202,531
                                                                 ------------  ------------

        Loss from operations                                        (332,530)     (201,570)

Interest expense, including stock-based consideration
  of $3,000 in 2003                                                   23,478        55,825
                                                                 ------------  ------------

Net loss                                                         $  (356,008)  $  (257,395)
                                                                 ============  ============

Basic and diluted net loss per share                             $     (0.01)  $     (0.01)
                                                                 ============  ============

Weighted average shares used in computing basic and diluted net
  loss per share                                                  25,492,074    17,506,115
                                                                 ============  ============


See accompanying notes to unaudited condensed consolidated financial statements.

                         SHARP HOLDING CORPORATION AND SUBSIDIARY
             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                       __________


                                                                                   TOTAL
                                                   ADDITIONAL                  STOCKHOLDERS'
                                COMMON STOCK     PAID-IN     ACCUMULATED       EQUITY
                             SHARES      VALUE      CAPITAL       DEFICIT        (DEFICIT)
                           ---------------------  -----------  -------------  ---------------
Balance December 31, 2003  25,488,448  $  25,489  $ 7,492,270  $(10,796,188)  $   (3,278,429)

Issuance of common stock
  for cash                    330,000        330       29,670             -           30,000

Net loss                            -          -            -      (356,008)        (356,008)
                           ----------  ---------  -----------  -------------  ---------------

Balance at March 31, 2004  25,818,448  $  25,819  $ 7,521,940  $(11,152,196)  $   (3,604,437)
                           ==========  =========  ===========  =============  ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                             SHARP HOLDING CORPORATION AND SUBSIDIARY
                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                             __________


                                                                                2004        2003
                                                                             ----------  ----------
Cash flows from operating activities:
  Net loss                                                                   $(356,008)  $(257,395)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Stock-based consideration for services and financing costs                     -      12,782
      Depreciation and amortization                                             33,699       6,710
      Amortization of debt discount                                                  -      15,250
      Changes in operating assets and liabilities-
        Increase in accounts receivable                                         (6,810)       (300)
        Increase in other current assets                                             -     (15,000)
        Increase in other assets                                                     -     (15,750)
        Increase in accounts payable and accrued liabilities                   392,131     128,597
        Decrease in deferred revenue                                            (5,515)          -
                                                                             ----------  ----------

          Net cash provided by (used in) operating activities                   57,497    (125,106)
                                                                             ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                               30,000       5,125
  Proceeds from borrowings                                                           -     110,500
  Repayment of borrowings                                                      (11,647)       (688)
                                                                             ----------  ----------

          Net cash provided by financing activities                             18,353     114,937
                                                                             ----------  ----------

Net increase (decrease) in cash and cash equivalents                            75,850     (10,169)

Cash and cash equivalents at beginning of period                                 7,479      13,318
                                                                             ----------  ----------

Cash and cash equivalents at end of period                                   $  83,329   $   3,149
                                                                             ==========  ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                   $   1,764   $  10,563
    Cash paid for income taxes                                               $       -   $       -

Supplemental disclosure of noncash investing and financing activities:
    Common stock and warrants issued for asset purchase                      $       -   $ 432,200
    Common stock issued for accounts payable                                 $       -   $   1,718
    Common stock issued for prepaid financing costs                          $       -   $  18,000
    Conversion of accrued liabilities to notes payable                       $ 100,000   $ 175,000


See accompanying notes to unaudited condensed consolidated financial statements.

                     SHARP HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     The Company has reported recurring net losses of $356,008 and $257,395 for the three-month periods ended March 31, 2004 and 2003, respectively. These recurring losses have produced an accumulated deficit of $11,152,196, and a working capital deficit of $3,871,894 as of March 31, 2004. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS as well as certain payments due under notes payable agreements. The Company is currently pursuing a business strategy that includes potential acquisitions of other companies and marketing to new customers. While pursuing this strategy, the Company expects to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms the Company finds acceptable. These events raise substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2003, was qualified with respect to that risk.

3.   NOTES  PAYABLE
     --------------

     Notes payable to related parties are included in related-party transactions Footnote 4. Other notes payable outstanding at March 31, 2004 and December 31, 2003 consist of the following:

                                                                    2004      2003
                                                                  --------  --------
     Note payable to an individual, bearing interest of 10%
       per year, payable on demand, uncollateralized              $245,000  $245,000

     Note payable to an individual                                 465,000   465,000

     Note payable to a company, bearing interest of 12% per
       year, payable on December 31, 2003, uncollateralized         75,000    75,000

     Note payable to an individual, bearing interest of 12% per
       year, payable on September 17, 2004, uncollateralized       100,000         -

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   NOTES  PAYABLE,  CONTINUED
     --------------------------

     Notes payable to two companies and one individual,
       non-interest bearing, due in monthly installments,
       with maturities in 2003 and 2004                       165,844   165,844
                                                           ----------  --------
                                                           $1,050,844  $950,844
                                                           ==========  ========

     The Company is in default on $705,844 of the total notes payable balance as a result of being past due on payments as of March 31, 2004.

4.   RELATED-PARTY  TRANSACTIONS
     ---------------------------

     On November 16 and December 12, 2000, the Company entered into note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001, the Company entered into a note payable agreement with this stockholder in the amount of $100,000. All three notes bear interest at 10 percent per annum and were payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. As of March 31, 2004, the outstanding balance on this note is $90,000.

     During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of March 31, 2004, the entire balance of both notes was past due.

     On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, the Company extinguished this note payable plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. At March 31, 2004, the balance of the long-term portion of this note was $13,190 and the balance of the current portion of this note was $49,597.

     On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At March 31, 2004, the balance of this note was $92,725, and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

     During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at March 31, 2004.

5.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     At March 31, 2004, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through March 31, 2004. Management believes additional interest and penalties if any are levied will not be material to the Company's financial position or results of operations.

                    SHARP HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


6.   SUBSEQUENT  EVENTS
     ------------------

     Sharp has recently formed two new wholly-owned subsidiaries: SCAN USA Corporation ("SCAN"), and Reserve Energy Corporation ("REC").

     In April 2004, SCAN entered into a preliminary term-sheet for a co-branded development and marketing partnership with SBC Communications ("SBC") calling for SBC to actively market the SCAN program to their 35 million telephone customers along with participating in a marketing and public relations press tour to promote the program. The program is designed to be the first alert system that allows public safety officials to send alerts of vital safety information to the PCs, cell phones and PDAs of subscribers on a localized basis. SCAN is to receive an initial set-up fee of $300,000, contingent upon the accomplishment of certain goals, plus fifteen cents per customer and a 10% override on all SBC services used by SCAN customers. The program also provides SCAN the opportunity to distribute co-branded credit cards, pre-paid calling cards, security software and other security related products to a massive security conscious database. The final agreement with SBC has not yet been executed.

     Effective April 26, 2004, REC received a signed agreement for $1.1 million dollars in bridge loan financing to be received on May 17, 2004. As of May 17, 2004, $200,000 was received under the bridge loan. The loan bears interest at the rate of 8% per year and is convertible into REC common stock at any time within one year of funding at a price of $.75 per share. The loan is collateralized by 3,300,000 shares of the Company's common stock. The loan agreement also stipulates the issuance of 1,100,000 warrants to purchase REC common stock for an exercise price of $.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 14, 2004.

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

OPERATIONS

Sharp Holding Corporation ("Sharp") seeks opportunities to develop and grow early-stage technology companies that have the potential to significantly increase shareholder value. Sharp has recently formed two new wholly owned subsidiaries: SCANUSA Corporation ("SCAN") and Reserve Energy Corporation ("REC").

SCAN and the California Organization of Police and Sheriffs and the Coalition of Police and Sheriffs ("COPS") have entered into an agreement to broadcast safety alerts such as the following: Amber Alerts, Sexual Predator Alerts, and Neighborhood Crime Alerts to the computers, cell phones and PDA'S of U.S. citizens who sign-up for the program, beginning in California in 2004 and expanding nationwide in 2005.

In April 2004, SCAN entered into a preliminary term-sheet for a co-branded development and marketing partnership with SBC Communications calling for SBC to actively market the SCAN program to their 35 million telephone customers along with participating in a marketing and public relations press tour to promote the program. SCAN is to receive an initial set-up fee of $300,000, contingent upon the accomplishment of certain goals, plus fifteen cents per customer and a 10% override on all SBC services used by SCAN customers. The program also provides SCAN the opportunity to distribute co-branded credit cards, pre-paid calling cards, security software and other security related products to a massive security conscious database.

REC plans to deploy a proprietary and patented filtering technology that will convert non-pipeline quality natural gas located in contaminated shut-in wells, into saleable pipeline quality gas. One out of every three natural gas wells contain contaminants that make the gas un-marketable. If a well produces less than ten million cubic feet per day it is generally considered too expensive to purchase standard filtering equipment. These low producing wells are capped and listed as "Shut-in wells". There are currently more than 200,000 shut-in wells in the U.S., containing an estimated 60 trillion cubic feet of natural gas valued at over $240 billion. REC plans to capture a share of that market. REC has received a signed agreement for $1.1 million dollars in bridge loan financing to be received on May 17, 2004. As of May 17, 2004, $200,000 was received under the bridge loan.

Sharp Technology Inc. ("STI") a wholly owned subsidiary of Sharp, is a developer of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We anticipate that large corporations will use our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

During the past year we have completely restructured STI. We are applying our experience in implementing mass distribution projects with large corporations along with our experience in network security and development to forge a market with secure optical media CD's. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. Our focus is on co-branded credit cards. We are now in conversations with many of the nations largest banks to deliver an exclusive, patented optical media CD or DVD ("OMCD") which can be personalized, containing embedded time-release content with full security features. These new optical media CDs have proven to deliver a 14% to 47% average response rate, compared to less than 1% for direct mail and 3% for standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our one-dollar and fifty-cent OMCD is more cost effective than the standard seventy-cent commodity CD currently being delivered by competing companies. By achieving a 2.5% or better response rate our technology is more cost effective than direct mail.

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

RESULTS  OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

During the three-month periods ended March 31, 2004 and 2003, we had total revenues of $22,000 and $1,000, respectively. The $21,000 increase in revenues in 2004 is due to revenues from Hyper CD technology.

Costs of sales totaled $47,000 and $-0- for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in cost of sales in 2004 is due to Hyper CD license fees and direct production costs of products using the technology.

Selling, general and administrative expenses totaled $308,000 and $203,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The $105,000 increase can be attributed to consulting expenses incurred in the exploration and investigation of potential new business opportunities.

Interest expense totaled $23,000 and $56,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The $33,000 decrease can be attributed to the elimination of financing costs associated with debt obtained during the first quarter of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through March 31, 2004 we have an accumulated deficit of $11.2 million. Of that amount, $4 million resulted from stock-based compensation and consideration related to the fair market value of stock and stock warrants granted in connection with employee compensation, certain software development contracts, financial services consulting agreements, and warrants granted to certain debt holders. We have a working capital deficit of $3.9 million at March 31, 2004. Operating losses have continued during 2004. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS as well as certain payments due under notes payable agreements. We are currently pursuing a business strategy that includes potential acquisitions and marketing to potential new customers. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2003, was qualified with respect to that risk.

At March 31, 2004 we have no material outstanding purchase commitments and during fiscal years 2004 and 2003 there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2003 for disclosures regarding the Company's treatment of new accounting pronouncements.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Principal Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

                                     PART II

ITEM  2.    CHANGES  IN  SECURITIES

RECENT SALE OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2004, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

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

In March 2004, the Company sold 330,000 shares of common stock to an individual pursuant to a private offering, proceeds from the sale of $30,000 was recognized. This transaction was made in reliance on Section 4(2) of the Act.

ITEM  5.  OTHER  INFORMATION

Our Board of Directors has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)       EXHIBITS

Exhibit  No.     Identification  of  Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)       REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sharp Holding Corporation


By:  /s/  George Sharp                                      May 18, 2004
------------------------------------------------
George Sharp, Director, Chief Executive Officer,
Principal Financial Officer and President