Form 10QSB
period 2004-06-30
SHARP HOLDING CORP
filed 2004-08-20
CIK 1101588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


      Check  whether  the  issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 20, 2004 there were 26,244,448 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS


PART  I

Item  1.  Financial  Statements

Item  2.  Management's  Discussion  and  Analysis or Plan of Operations

Item  3.  Controls  and  Procedures


PART  II

Item  1.  Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item  6.  Exhibits  and  Reports  on  Form  8-K

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

          Consolidated Balance Sheets as of
          June 30, 2004 (unaudited) and December 31, 2003

          Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (unaudited)

          Consolidated Statement of Stockholders' Deficit for the six months ended June 30, 2004 (unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)

                          SHARP HOLDING CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                              June 30, 2004 and December 31, 2003
                                          __________

                                                                     June 30,      December
                                                                      2004         31, 2003
ASSETS                                                             (Unaudited)      (Note)
------                                                            -------------  -------------
Current assets:
  Cash and cash equivalents                                       $    535,861   $      7,479
  Notes receivable                                                      -              17,000
                                                                  -------------  -------------

    Total current assets                                               535,861         24,479

Property and equipment, net                                              7,205          5,063

Deferred technology license, net                                       244,824        308,695

Other noncurrent assets                                                    588            588
                                                                  -------------  -------------

      Total assets                                                $    788,478   $    338,825
                                                                  =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                                $    603,666   $    565,485
  Accrued payroll taxes                                                322,253        322,253
  Accrued payroll and contract labor                                   597,680        604,881
  Other accrued liabilities                                            562,059        616,632
  Notes payable to related parties                                   1,171,106        501,102
  Notes payable                                                      1,555,844        950,844
  Deferred revenue                                                      24,485         30,000
                                                                  -------------  -------------

    Total current liabilities                                        4,837,093      3,591,197

Long term notes payable to related parties                                   -         26,057

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 80,000,000 shares authorized,
    26,244,448 shares and 25,488,448 shares issued and outstanding,
    respectively                                                        26,245         25,489
  Additional paid-in capital                                         7,651,814      7,492,270
  Accumulated deficit                                              (11,726,674)   (10,796,188)
                                                                  -------------  -------------

      Total stockholders' equity (deficit)                          (4,048,615)    (3,278,429)
                                                                  -------------  -------------

         Total liabilities and stockholders' equity (deficit)      $    788,478   $    338,825
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

                                  SHARP HOLDING CORPORATION AND SUBSIDIARIES
                               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the three months and six months ended June 30, 2004 and 2003
                                                 __________

                                                         Three  Months  Ended          Six  Months  Ended
                                                      --------------------------  --------------------------
                                                               June  30,                   June  30,
                                                              ----------                   ---------
                                                          2004          2003          2004          2003
                                                      ------------  ------------  ------------  ------------
Revenues                                              $    19,636   $    30,937   $    41,720   $    31,898
                                                      ------------  ------------  ------------  ------------
Operating expenses:
  Cost of sales and services                               48,290        29,052        94,910        29,052
  Selling, general and administrative, including
    stock-based consideration of $130,300 and
    $60,000 for the three months ended June
    30, 2004 and 2003, $130,300 and $69,782
    for the six months ended June 30, 2004 and
    2003.                                                 513,071       261,999       821,065       464,530
                                                      ------------  ------------  ------------  ------------
      Total operating expenses                            561,361       291,051       915,975       493,582
                                                      ------------  ------------  ------------  ------------
         Loss from operations                            (541,725)     (260,114)     (874,255)     (461,684)

Interest expense, including stock based consider-
  ation of $-0- and $11,800 for the three months ended
  June 30, 2004 and 2003, $-0- and $14,800 for the six
  months ended June 30, 2004 and 2003.                    (32,753)     (197,609)      (56,231)     (253,434)

Gain on settlement of payables                                  -        26,743             -        26,743
                                                      ------------  ------------  ------------  ------------
         Net loss, continuing operations                 (574,478)     (430,980)     (930,486)     (688,375)

Discontinued operations-loss from assets held for
  sale                                                          -       (20,989)            -       (20,989)
                                                      ------------  ------------  ------------  ------------

         Net loss                                     $  (574,478)  $  (451,969)  $  (930,486)  $  (709,364)
                                                      ============  ============  ============  ============

Basic and diluted net loss per common share:
  Continuing operations                               $     (0.02)  $     (0.02)  $     (0.04)  $     (0.04)
  Discontinued operations                                       -             -             -             -
                                                      ------------  ------------  ------------  ------------

Basic and diluted net loss per share                  $     (0.02)  $     (0.02)  $     (0.04)  $     (0.04)
                                                      ============  ============  ============  ============

Weighted average shares used in computing basic
  and diluted net loss per share                       25,857,547    22,293,844    25,674,811    19,913,205
                                                      ============  ============  ============  ============


See accompanying notes to unaudited condensed consolidated financial statements.

                              SHARP HOLDING CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                              __________

                                                                                           TOTAL
                                                          ADDITIONAL                   STOCKHOLDERS'
                                      COMMON STOCK         PAID-IN      ACCUMULATED       EQUITY
                                    SHARES      VALUE      CAPITAL        DEFICIT        (DEFICIT)
                                 ------------  --------  ------------  -------------  ---------------
Balance December 31, 2003          25,488,448  $ 25,489  $  7,492,270  $(10,796,188)  $   (3,278,429)

Issuance of common stock
  for cash                            330,000       330        29,670             -           30,000

Issuance of common stock as
  compensation to  consultants        426,000       426       129,874             -          130,300

Net loss                                    -         -             -      (930,486)        (930,486)
                                 ------------  --------  ------------  -------------  ---------------

Balance at June 30, 2004           26,244,448  $ 26,245  $  7,651,814  $(11,726,674)  $   (4,048,615)
                                 ============  ========  ============  =============  ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                             SHARP HOLDING CORPORATION AND SUBSIDIARIES
                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          for the six months ended June 30, 2004 and 2003
                                             __________


                                                                                2004        2003
                                                                             ----------  ----------
Cash flows from operating activities:
  Net loss                                                                   $(930,486)  $(709,364)
  Net loss from discontinued operation                                               -      20,989
                                                                             ----------  ----------
  Net loss from continuing operations                                         (930,486)   (688,375)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
    Gain from settlement of payables                                                 -     (26,743)
    Reduction of note receivable in lieu of compensation                        17,000           -
    Stock-based consideration                                                  130,300      84,582
    Amortization of discount on convertible debt                                     -      45,300
    Accrual for financing costs                                                      -     125,000
    Depreciation and amortization                                               66,300      19,807
    Changes in operating assets and liabilities-
      Increase in accounts receivable                                                -     (24,763)
      Decrease in other current assets                                               -       6,977
      Decrease in other assets                                                       -       4,220
      Increase in accounts payable and accrued liabilities                     446,407     245,414
      Decrease in deferred revenue                                              (5,515)          -
                                                                             ----------  ----------

         Net cash used in operating activities                                (275,994)   (208,581)
                                                                             ----------  ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                    (4,571)          -
                                                                             ----------  ----------

         Net cash used in investing activities                                  (4,571)          -
                                                                             ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                        30,000       5,125
  Proceeds from borrowings                                                     835,000     260,500
  Repayment of borrowings                                                      (56,053)    (23,133)
                                                                             ----------  ----------

         Net cash provided by financing activities                             808,947     242,492
                                                                             ----------  ----------

Net increase in cash and cash equivalents                                      528,382      33,911

Cash and cash equivalents at beginning of period                                 7,479      13,318
                                                                             ----------  ----------

Cash and cash equivalents at end of period                                   $ 535,861   $  47,229
                                                                             ==========  ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $   4,008   $       -

Supplemental disclosure of noncash investing and financing activities:
  Common stock and warrants issued for asset purchase                        $       -   $ 432,200
  Common stock issued for accounts payable                                   $       -   $ 198,236
  Common stock issued for prepaid financing costs                            $       -   $ 117,000
  Conversion of accrued liabilities for notes payable                        $ 470,000   $ 175,000


See accompanying notes to unaudited condensed consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   Basis Of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.   Organization  and  Operations
     -----------------------------

     The consolidated financial statements of Sharp Holding Corporation (the "Company") include Sharp Holding Corporation ("Sharp"), a Delaware corporation, along with its wholly owned subsidiaries Sharp Technology, Inc. ("Sharp Technology"), a Delaware corporation; Reserve Energy Corporation ("Reserve"), a Delaware corporation incorporated in February 2004 (which began operations in May 2004); and SCAN USA Corporation
     ("SCAN"), a Delaware corporation incorporated in September 2003 (which began operations in June 2004), (collectively, the "Company").

     Sharp provides capital resources, management and technical expertise to its subsidiary companies. Sharp Technology is a developer and marketer of internet-related software products and provides innovative marketing solutions to strategic partners. Reserve plans to deploy proprietary filtering technology that can turn sub-quality natural gas from shut-in and abandoned wells into pipeline quality natural gas. SCAN is developing, with corporate sponsors, a national alert system that will enable local police departments and other authorities to send alerts to localized recipients.

     The Company has reported recurring net losses of $574,478 and $451,969 for the three-month periods ended June 30, 2004 and 2003, as well as losses of $930,486 and $709,364 for the six-month periods ended June 30, 2004 and 2003, respectively. These recurring losses have produced an accumulated deficit of $11,726,674, and a working capital deficit of $4,301,232 as of June 30, 2004. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS as well as certain payments due under notes payable agreements. The Company is currently pursuing a business strategy that includes potential acquisitions of other companies and marketing to new customers. While pursuing this strategy, the Company expects to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms the Company finds acceptable. These events raise substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2003, was qualified with respect to that risk.

3.   Notes Payable
     -------------

     Notes payable to related parties are included in related-party transactions Footnote 4. Other notes payable outstanding at June 30, 2004 and December 31, 2003 consist of the following:

                                                                    2004      2003
                                                                  --------  --------

     Note payable to an individual, bearing interest of 10%
       per year, payable on demand, uncollateralized              $245,000  $245,000


                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    __________

3.   NOTES  PAYABLE,  CONTINUED
     --------------------------

     Note payable to an individual                                465,000   465,000

     Note payable to a company, bearing interest of 12% per
      year, payable on December 31, 2003, uncollateralized         75,000    75,000

     Note payable to an individual, bearing interest of 12% per
      year, payable on September 17, 2004, uncollateralized       100,000         -

     Note payable to a company, bearing interest of 6% per
      year, payable on May 31, 2005, uncollateralized             370,000         -

     Notes payable to one company and two individuals, bearing
      interest of 8% per year, payable in May and June 2005,
      collateralized by 405,000 shares of the Company's common
      stock                                                       135,000         -

     Notes payable to two companies and one individual,
      non-interest bearing, due in monthly installments,
      with maturities in 2003 and 2004                            165,844   165,844
                                                               ----------  --------

                                                               $1,555,844  $950,844
                                                               ==========  ========

     The Company is in default on $705,844 of the total notes payable balance as a result of being past due on payments as of June 30, 2004.

4.   Related-Party Transactions
     --------------------------

     During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at June 30, 2004.

     On November 16 and December 12, 2000, the Company entered into note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001, the Company entered into a note payable agreement with this stockholder in the amount of $100,000. All three notes bear interest at 10 percent per annum and were payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. As of June 30, 2004, the outstanding balance on this note is $60,000.

     During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of June 30, 2004, the entire balance of both notes was past due.

     On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, the Company extinguished this note payable plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. At June 30, 2004, the balance on this note  is  $50,847.

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


4.   Related-Party Transactions, continued
     -------------------------------------

     On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At June 30, 2004, the balance of this note was $90,259, and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

     On May 17, 2004, the Company entered into notes payable agreements with a director of a subsidiary and two companies owned by such director in the amount of $700,000 bearing interest at 8% interest per annum and payable on May 15, 2005. Such notes are callable by the Company at any time after 90 days from issue. The notes are collateralized by 2.1 million shares of the Company's common stock. The holder of the notes received 1,869,000 Reserve warrants to purchase shares of the subsidiary's common stock at $.75 per share with a term of three years. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $0 due to the fair value of the warrants being $0. At June 30, 2004, the balance of these notes was $700,000.

5.   Commitments and Contingencies
     -----------------------------

     At June 30, 2004, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through June 30, 2004. Management believes additional interest and penalties if any are levied will not be material to the Company's financial position or results of operations.

     In November 1999, the Company entered into a development and distribution partnership agreement with Qwest Communications ("Qwest", then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has not performed under this agreement. The Company is pursuing its right to binding arbitration with Qwest for specific performance under this agreement or to be compensated for its loss of revenue.

     In connection with that same development and distribution partnership agreement with Qwest, the Company engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and the Company under this agreement. On May 15, 2002 petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., etal "was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

     In June 2004 the above legal matters between Sharp Technology and Qwest and Navi-Gates were scheduled for an arbitration hearing to be held at the Houston, Texas offices of the American Arbitration Association in February 2005.

6.   Segment Reporting
     -----------------

     The Company's operating segments include two of the Company's subsidiaries, Reserve and Scan. Each of these subsidiaries represents a discrete operating segment upon which management evaluates and measures financial performance. Therefore, each of these operating subsidiaries represents a segment of the Company. A third segment encompasses the activity of the Company's Sharp Technology subsidiary and other technology related activity of Sharp. Each of the Company's operating segments are engaged in business activities in the United States and, as a result, all of the Company's revenues are generated and assets are held in this country.

     The segments' accounting policies are the same as those described in the summary of significant accounting policies in the notes to the financial statements for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Transactions between reportable segments are reported gross in segment reporting and are eliminated in consolidation.


     The following represents selected segment information for the three months ended June 30, 2004:

                                     Other
                                   Technology    Reserve      Scan      Totals
                                  ------------  ----------  --------  ----------

Revenues from external customers  $    19,636   $       -   $     -   $  19,636
Segment loss                          (29,358)   (400,482)   (9,525)   (439,365)
Segment assets                        247,938     509,355       475     757,768

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


6.   Segment Reporting, continued
     ----------------------------

     The following represents selected segment information for the three months ended June 30, 2003:

                                     Other
                                   Technology   Reserve   Scan     Totals
                                  ------------  --------  -----  ----------

Revenues from external customers  $    30,937   $      -  $   -  $  30,937
Segment loss                         (130,188)         -      -   (130,188)
Segment assets                        434,789          -      -    434,789

     The following represents reconciliations from segment totals to the totals reflected in the unaudited consolidated financial statements for the three month periods ended June 30, 2004 and 2003:

                                                              2004        2003
                                                           ----------  ----------
PROFIT OR LOSS
--------------
Total loss for reportable segments                         $(439,365)  $(130,188)
Corporate interest expense                                   (24,994)    (72,608)
Gain on settlement of corporate payables                           -      26,743
Loss from discontinued operations                                  -     (20,989)
Intercompany management fees                                  50,000           -
Unallocated corporate general and administrative expenses   (160,119)   (254,927)
                                                           ----------  ----------

           Loss before income taxes                        $(574,478)  $(451,969)
                                                           ==========  ==========

ASSETS
------
Total assets for reportable segments                       $ 757,768   $ 434,789
Assets held by corporate:
    Cash                                                      30,122      46,501
    Note receivable                                                -     165,000
    Deferred financing costs                                       -     102,800
    Other assets                                                 588      21,023
                                                           ----------  ----------

           Total consolidated assets                       $ 788,478   $ 770,113
                                                           ==========  ==========

     The following represents selected segment information for the six months ended June 30, 2004:

                                     OTHER
                                   TECHNOLOGY    RESERVE      SCAN      TOTALS
                                  ------------  ----------  --------  ----------
Revenues from external customers  $    41,720   $       -   $     -   $  41,720
Segment loss                          (55,723)   (400,482)   (9,525)   (465,730)

     The following represents selected segment information for the six months ended June 30, 2003:

                                     OTHER
                                   TECHNOLOGY   RESERVE   SCAN     TOTALS
                                  ------------  --------  -----  ----------
Revenues from external customers  $    31,898   $      -  $   -  $  31,898
Segment loss                         (136,179)         -      -   (136,179)

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


6.   SEGMENT  REPORTING,  CONTINUED
     ------------------------------

     The following represents the reconciliations from segment profit to the total profit reflected in the unaudited consolidated financial statements for the six month periods ended June 30, 2004 and 2003:

                                                              2004        2003
                                                           ----------  ----------
Total loss for reportable segments                         $(465,730)  $(136,179)
Corporate interest expense                                   (48,472)   (128,434)
Gain on settlement of corporate payables                           -      26,743
Loss from discontinued operations                                  -     (20,989)
Intercompany management fees                                  50,000           -
Unallocated corporate general and administrative expenses   (466,284)   (450,505)
                                                           ----------  ----------

   Loss before income taxes                                $(930,486)  $(709,364)
                                                           ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 14, 2004.

FORWARD LOOKING STATEMENTS AND INFORMATION

We include the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "plans", "believes", "expects", "anticipates" and
"estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and we believe they have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

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

OPERATIONS

Sharp Holding Corporation ("Sharp" or the "Company") seeks opportunities to develop and grow early-stage technology companies that have the potential to significantly increase shareholder value. Sharp has recently formed two new wholly owned subsidiaries: SCANUSA Corporation ("SCAN") and Reserve Energy Corporation ("Reserve").

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

In June 2004, SCAN entered into a professional services contract with SBC Communications calling for SBC to actively market the SCAN program to their 35 million telephone customers along with participating in a marketing and public relations press tour to promote the program. SCAN is to receive an initial set-up fee of $300,000, contingent upon the accomplishment of certain goals, plus fifteen cents per SBC customer who becomes a SCAN customer in SBC territories, per year. However, no licensing fees will be earned for the first two million customers. In August, 2004, the Company received $150,000 of the set-up fee. The program also provides SCAN the opportunity to distribute co-branded credit cards, pre-paid calling cards, security software and other security related products to a massive security conscious database.

Reserve plans to deploy a proprietary and patented filtering technology that will convert non-pipeline quality natural gas located in contaminated shut-in wells, into saleable pipeline quality gas. One out of every three natural gas wells contains contaminants that make the gas un-marketable. If a well produces less than ten million cubic feet per day it is generally considered too expensive to purchase standard filtering equipment. These low producing wells are capped and listed as "Shut-in wells". There are currently more than 200,000 shut-in wells in the U.S., containing an estimated 60 trillion cubic feet of natural gas valued at over $240 billion. Reserve plans to capture a share of that market. Reserve has received a signed agreement for up to $1.1 million dollars in bridge loan financing. As of June 30, 2004, $835,000 was received under the bridge loan.

Sharp Technology Inc. ("Sharp Technology"), a wholly owned subsidiary of Sharp, is a developer of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We anticipate that large corporations will use our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

During the past year we have completely restructured Sharp Technology. We are applying our experience in implementing mass distribution projects with large corporations along with our experience in network security and development to forge a market with secure optical media CD's. According to DataQwest, orders for CDs were approximately 3.0 billion units or $468 billion dollars in the United States in 2000. Worldwide distribution of specialty CDs totaled an estimated 7.5 billion disks in 2001. Distribution is expected to double to 15 billion disks this year. The wide spread distribution of these CDs are now driving down the cost of CD production to a commodity level. Our focus is on co-branded credit cards. We are now in conversations with many of the nation's largest banks to deliver an exclusive, patented optical media CD or DVD ("OMCD") which can be personalized, containing embedded time-release content with full security features. These new optical media CDs have proven to deliver a 14% to 47% average response rate, compared to less than 1% for direct mail and 3% for standard CDs. The new CD also prompts the customer to retain the CD for repeated plays, thereby increasing its shelf life. The end result is that our one-dollar and fifty-cent OMCD is more cost effective than the standard seventy-cent commodity CD currently being delivered by competing companies. By achieving a 2.5% or better response rate our technology is more cost effective than direct mail.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

During the three and six-month periods ended June 30, 2004, we had total revenues of $20,000 and $42,000, respectively, compared to total revenues of $31,000 and $32,000 for the same respective periods ended June 30, 2003. Revenues during 2003 and 2004 related primarily to HyperCD Technology and fluctuations in such revenues are due entirely to variations in customer requirements.

Costs of sales totaled $48,000 and $95,000 for the three and six-month periods ended June 30, 2004, respectively, compared to $29,000 and $29,000 for the same respective periods ended June 30, 2003. The increase in cost of sales in 2004 over 2003 is due to HyperCD license fees and direct production cost of products using the technology.

Selling, general and administrative expenses totaled $513,000 and $821,000 for the three and six-month periods ended June 30, 2004, respectively, compared to $262,000 and $465,000 for the same respective periods ended June 30, 2003. The $251,000 and $356,000 increases in these expenditures between the respective three and six-month periods ended June 30, 2004 and 2003 can be attributed to higher levels of consulting expense, travel and professional fees associated with the start-up of two new subsidiary companies during the first six months of 2004.

Interest expense totaled $33,000 and $56,000 for the three and six-month periods ended June 30, 2004, respectively, compared to $198,000 and $253,000 for the same respective periods ended June 30, 2003. The $165,000 and $197,000 decreases between the respective three and six month periods ended June 30, 2004 and 2003 can be attributed to the unusually high financing costs associated with debt obtained during 2003 as well as settlement charges incurred in 2003 for not paying a note payable when due.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2004 we have an accumulated deficit of $11.7 million. We have a working capital deficit of $4.3 million at June 30, 2004. Operating losses have continued during 2004. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS as well as certain payments due under notes payable agreements. We are currently pursuing a business strategy that includes potential acquisitions and marketing to potential new customers. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2003, was qualified with respect to that risk.

At June 30, 2004 we have no material outstanding purchase commitments and during fiscal years 2004 and 2003 there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2003 for disclosures regarding the Company's treatment of new accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

REVENUE RECOGNITION
-------------------

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

OFF  BALANCE SHEET ARRANGEMENTS
-------------------------------

None


ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     PART II

ITEM  1.    LEGAL PROCEEDINGS

In November 1999, Sharp Technology entered into a development and distribution partnership agreement with Qwest Communications (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest has not performed under this agreement. Sharp Technology is pursuing our right to binding arbitration with Qwest for specific performance under this agreement or to be compensated for our loss of revenue.

In connection with that same development and distribution partnership agreement with Qwest, Sharp Technology engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and Sharp Technology under this agreement. On May 15, 2002 petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., etal " was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments. We believe this matter will not have a material adverse effect on our financial position or results of operations.

In June 2004 the above legal matters between Sharp Technology and Qwest and Navi-Gates were scheduled for an arbitration hearing to be held at the Houston, Texas offices of the American Arbitration Association in February 2005.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

RECENT SALE OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2004, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

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

In June 2004, we issued 276,000 shares of common stock (valued at $85,300) as payment-in-kind to one individual for consulting services reduced by $17,000 due the Company by the individual. This transaction was made in reliance on Section 4(2) of the Act.

In June 2004, we issued 150,000 shares of common stock (valued at $45,000) as payment-in-kind to a company for consulting services. This transaction was made in reliance on Section 4(2) of the Act.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      EXHIBITS

Exhibit No.    Identification of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of theSarbanes-Oxley Act of 2002

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

Sharp  Holding  Corporation


By:  /s/  George Sharp                                    August 20, 2004
------------------------------------------------
George Sharp, Director, Chief Executive Officer,
Principal Financial Officer and President