Form 10QSB
period 2004-09-30
SHARP HOLDING CORP
filed 2004-11-19
CIK 1101588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                      65-0970516
-------------------------------------                ---------------------------
(State  or  Other  Jurisdiction of                          (IRS Employer
Incorporation or Organization)                           Identification No.)

          13231 CHAMPION FOREST DRIVE, SUITE 213, HOUSTON, TEXAS 77069
            ----------------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2004 there were 26,316,855 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS


PART  I

Item  1.  Financial  Statements

Item  2.  Management's Discussion  and  Analysis  or  Plan  of  Operations

Item  3.  Controls  and  Procedures


PART  II

Item  1.  Legal  Proceedings

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

Item  6.  Exhibits  and  Reports  on  Form  8-K

                                     PART I


ITEM 1.  FINANCIAL  STATEMENTS


         Consolidated  Balance  Sheets  as  of
         September  30,  2004  (unaudited)  and  December  31,  2003

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 (unaudited)

         Consolidated Statement of Stockholders' Deficit for the nine months ended September 30, 2004 (unaudited)

         Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

                           SHARP HOLDING CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                           -----------


                                                                     SEPTEMBER      DECEMBER
                                                                     30, 2004       31, 2003
ASSETS                                                              (UNAUDITED)      (NOTE)
------                                                             -------------  -------------

Current assets:
  Cash and cash equivalents                                        $     91,163   $      7,479
  Notes receivable                                                            -         17,000
                                                                   -------------  -------------

        Total current assets                                             91,163         24,479

Property and equipment, net                                              53,475          5,063

Deferred technology license, net                                        212,890        308,695

Other noncurrent assets                                                  16,152            588
                                                                   -------------  -------------

        Total assets                                               $    373,680   $    338,825
                                                                   =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                                 $    602,267   $    565,485
  Accrued payroll taxes                                                 322,253        322,253
  Accrued payroll and contract labor                                    570,513        604,881
  Other accrued liabilities                                             639,474        616,632
  Notes payable to related parties                                    1,158,865        501,102
  Notes payable                                                       1,688,844        950,844
  Deferred revenue                                                      174,485         30,000
                                                                   -------------  -------------

        Total current liabilities                                     5,156,701      3,591,197

Long term notes payable to related parties                                    -         26,057

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 80,000,000 shares authorized,
    26,316,855 shares and 25,488,448 shares issued and outstanding,
    respectively                                                         26,317         25,489
  Additional paid-in capital                                          7,652,466      7,492,270
  Accumulated deficit                                               (12,461,804)   (10,796,188)
                                                                   -------------  -------------

        Total stockholders' equity (deficit)                         (4,783,021)    (3,278,429)
                                                                   -------------  -------------

            Total liabilities and stockholders' equity (deficit)   $    373,680   $    338,825
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

                                SHARP HOLDING CORPORATION AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                __________

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        ------------------           -----------------
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                           -------------               -------------

                                                        2004          2003          2004          2003
                                                    ------------  ------------  ------------  ------------

Revenues                                            $    13,340   $    28,017   $    55,060   $    59,916
                                                    ------------  ------------  ------------  ------------

Operating expenses:
  Cost of sales and services                            140,030        70,533       234,940        99,585
  Selling, general and administrative,
    including stock-based consideration of
    $-0- for the three months ended
    September 30, 2004 and 2003, $130,300
    and $69,782 for the nine-months ended
    September 30, 2004 and 2003                         561,114       235,337     1,382,179       699,869
                                                    ------------  ------------  ------------  ------------

      Total operating expenses                          701,144       305,870     1,617,119       799,454
                                                    ------------  ------------  ------------  ------------

        Loss from operations                           (687,804)     (277,853)   (1,562,059)     (739,538)

Interest expense, including stock based consider-
  ation of $-0- and $63,960 for the three-months
  ended September 30, 2004 and 2003, $-0- and
  $78,760 for the nine-months ended September
  30, 2004 and 2003                                     (47,326)      (86,189)     (103,557)     (339,622)

Gain on settlement of payables                                -             -             -        26,743
                                                    ------------  ------------  ------------  ------------

        Net loss, continuing operations                (735,130)     (364,042)   (1,665,616)   (1,052,417)

Discontinued operations-loss from assets held for
  sale                                                        -             -             -       (20,989)
                                                    ------------  ------------  ------------  ------------

        Net loss                                    $  (735,130)  $  (364,042)  $(1,665,616)  $(1,073,406)
                                                    ============  ============  ============  ============

Basic and diluted net loss per common share:
  Continuing operations                             $     (0.03)  $     (0.01)  $     (0.06)  $     (0.05)
  Discontinued operations                                     -             -             -             -
                                                    ------------  ------------  ------------  ------------

Basic and diluted net loss per share                $     (0.03)  $     (0.01)  $     (0.06)  $     (0.05)
                                                    ============  ============  ============  ============


Weighted average shares used in computing basic
  and diluted net loss per share                     26,261,763    24,504,231    25,871,889    21,460,364
                                                    ============  ============  ============  ============

             See accompanying notes to unaudited condensed consolidated financial statements.

                              SHARP HOLDING CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                              ---------

                                                                                           TOTAL
                                                          ADDITIONAL                   STOCKHOLDERS'
                                       COMMON STOCK        PAID-IN      ACCUMULATED       EQUITY
                                    SHARES      VALUE      CAPITAL        DEFICIT        (DEFICIT)
                                 ------------  --------  ------------  -------------  ---------------
Balance December 31, 2003          25,488,448  $ 25,489  $  7,492,270  $(10,796,188)  $   (3,278,429)

Issuance of common stock
   for cash                           330,000       330        29,670             -           30,000

Issuance of common stock as
   compensation to  consultants       426,000       426       129,874             -          130,300

Issuance of common stock on
   exercise of warrants                72,407        72           652             -              724

Net loss                                    -         -             -    (1,665,616)      (1,665,616)
                                 ------------  --------  ------------  -------------  ---------------

Balance at September 30, 2004      26,316,855  $ 26,317  $  7,652,466  $(12,461,804)  $   (4,783,021)
                                 ============  ========  ============  =============  ===============

           See accompanying notes to unaudited condensed consolidated financial statements.

                               SHARP HOLDING CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                              ----------

                                                                                2004          2003
                                                                            ------------  ------------

Cash flows from operating activities:
  Net loss                                                                  $(1,665,616)  $(1,073,406)
  Net loss from discontinued operations                                               -        20,989
                                                                            ------------  ------------
  Net loss from continuing operations                                        (1,665,616)   (1,052,417)
  Adjustments to reconcile net loss to net cash used in operating
   activities                                                                   879,715       757,775
                                                                            ------------  ------------

          Net cash used in operating activities                                (785,901)     (294,642)
                                                                            ------------  ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                    (52,846)            -
                                                                            ------------  ------------

          Net cash used in investing activities                                 (52,846)            -
                                                                            ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                         30,724         5,125
  Proceeds from borrowings                                                      995,000       380,500
  Repayment of borrowings                                                      (103,293)      (84,097)
                                                                            ------------  ------------

          Net cash provided by financing activities                             922,431       301,528
                                                                            ------------  ------------

Net increase (decrease) in cash and cash equivalents                             83,684         6,886

Cash and cash equivalents at beginning of period                                  7,479        13,318
                                                                            ------------  ------------

Cash and cash equivalents at end of period                                  $    91,163   $    20,204
                                                                            ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    $     5,178   $    41,736

Supplemental disclosure of noncash investing and financing activities:
  Common stock and warrants issued for asset purchase                       $         -   $   432,200
  Common stock issued for accounts payable                                  $         -   $    60,868
  Common stock issued for prepaid financing costs                           $        --   $   117,000
  Conversion of accounts payable and accrued liabilities to notes payable   $   478,000   $   628,847
  Common stock issued for notes payable                                     $         -   $   160,500
  Forgiveness of notes payable in asset sale                                $        --   $   120,000
  Common stock issued in asset sale                                         $        --   $   102,000

           See accompanying notes to unaudited condensed consolidated financial statements.

                    SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     The Company has reported recurring losses from continuing operations of $735,130 and $364,042 for the three-month periods ended September 30, 2004 and 2003, as well as losses of $1,665,616 and $1,052,417 for the nine-month periods ended September 30, 2004 and 2003, respectively. These recurring losses have produced an accumulated deficit of $12,461,804, and a working capital deficit of $5,065,538 as of September 30, 2004. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2003, was qualified with respect to that risk.

3.   NOTES  PAYABLE
     --------------

     Notes payable to related parties are included in related-party transactions Footnote 4. Other notes payable outstanding at September 30, 2004 and
     December  31,  2003  consist  of  the  following:

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


                    SHARP  HOLDING  CORPORATION  AND  SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      __________

3.   NOTES  PAYABLE, CONTINUED
     -------------------------
     Note payable to an individual                                       465,000   465,000

     Note payable to a company, bearing interest of 12% per
        year, payable on December 31, 2003, uncollateralized              75,000    75,000

     Note payable to an individual, bearing interest of 8% per
        year, payable on September 17, 2005, uncollateralized            108,000         -

     Note payable to a company, bearing interest of 6% per
        year, payable on May 31, 2005, uncollateralized                  370,000         -

     Notes payable to one company and one individual, bearing
        interest of 8% per year, payable in May, June and July 2005, collateralized by 780,000 shares of the Company's common
        stock                                                            260,000         -

     Notes payable to two companies and one individual,
        non-interest bearing, due in monthly installments,
        with maturities at various dates through April 2004              165,844   165,844
                                                                      ----------  --------

                                                                      $1,688,844  $950,844
                                                                      ==========  ========

     The Company is in default on $705,844 of the total notes payable balance as a result of being past due on payments as of September 30, 2004.

4.   RELATED-PARTY  TRANSACTIONS
     ---------------------------

     During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at September 30, 2004.

     On November 16 and December 12, 2000, the Company entered into note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001, the Company entered into a note payable agreement with this stockholder in the amount of $100,000. All three notes bear interest at 10 percent per annum and were payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. As of September 30, 2004, the outstanding balance on this note is $60,000.

     During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of September 30, 2004, the entire balance of both notes was past due.

     On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, the Company extinguished this note payable plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. At September 30, 2004, the balance on this note is $38,606.

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


4.   RELATED-PARTY  TRANSACTIONS,  CONTINUED
     ---------------------------------------

     On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At September 30, 2004, the balance of this note was $90,259, and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

     On May 17, 2004, the Company entered into notes payable agreements with a director of a subsidiary and two companies owned by such director in the amount of $700,000 bearing interest at 8% interest per annum and payable on May 15, 2005. Such notes are callable by the Company at any time after 90 days from issue. The notes are collateralized by 2.1 million shares of the Company's common stock. The holder of the notes received 1,869,000 REC warrants to purchase shares of the subsidiary's common stock at $.75 per share with a term of three years. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $-0- due to the fair value of the warrants being $-0-. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $-0- due to the fair value of the warrants being $-0-. At September 30, 2004, the balance of these notes was $700,000.

5.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     At September 30, 2004, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through September 30, 2004. Management believes additional interest and penalties if any are levied will not be material to the Company's financial position or results of operations.

     In November 1999, the Company entered into a development and distribution partnership agreement with Qwest Communications ("Qwest", then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest did not perform under this agreement. The Company is pursuing its right to binding arbitration with Qwest for specific performance under this agreement or to be compensated for its loss of revenue.

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

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


6.   SEGMENT  REPORTING
     ------------------

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

     The following represents selected segment information for the three months ended September 30, 2004:

                                          OTHER
                                        TECHNOLOGY    RESERVE      SCAN       TOTALS
                                       ------------  ---------  ----------  ----------
     Revenues from external customers  $    13,340   $      -   $       -   $  13,340
     Segment loss                          (82,398)   (87,690)   (476,914)   (647,002)
     Segment assets                        215,421    142,857       6,480     364,758

     The following represents selected segment information for the three months ended September 30, 2003:

                                          OTHER
                                        TECHNOLOGY   RESERVE   SCAN    TOTALS
                                       ------------  --------  -----  ---------
     Revenues from external customers  $    28,017   $      -  $   -  $ 28,017
     Segment loss                          (49,583)         -      -   (49,583)
     Segment assets                        383,636          -      -   383,636

     The following represents reconciliations from segment totals to the totals reflected in the unaudited consolidated financial statements for the three month periods ended September 30, 2004 and 2003:

     PROFIT OR LOSS
     --------------
     Total loss for reportable segments                         $(647,002)  $ (49,583)
     Corporate interest expense                                   (27,863)    (86,189)
     Intercompany management fees                                   5,000           -
     Unallocated corporate general and administrative expenses    (65,265)   (228,270)
                                                                ----------  ----------

                Loss before income taxes                        $(735,130)  $(364,042)
                                                                ==========  ==========

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


6.   SEGMENT  REPORTING,  CONTINUED
     ------------------------------

     ASSETS
     ------
     Total assets for reportable segments $364,758 $383,636 Assets held by corporate:
         Cash                                 8,334    19,761
         Note receivable                          -    60,000
         Deferred financing costs                 -    38,840
         Other assets                           588    48,219
                                           --------  --------

                Total consolidated assets  $373,680  $550,456
                                           ========  ========

     The following represents selected segment information for the nine months ended September 30, 2004:

                                          OTHER
                                        TECHNOLOGY    RESERVE       SCAN        TOTALS
                                       ------------  ----------  ----------  ------------
     Revenues from external customers  $    55,060   $       -   $       -   $    55,060
     Segment loss                         (138,121)   (488,172)   (486,439)   (1,112,732)

     The following represents selected segment information for the nine months ended September 30, 2003:

                                          OTHER
                                        TECHNOLOGY   RESERVE   SCAN    TOTALS
                                       ------------  --------  -----  ---------
     Revenues from external customers  $    59,916   $      -  $   -  $ 59,916
     Segment loss                          (60,762)         -      -   (60,762)

     The following represents the reconciliations from segment profit to the total profit reflected in the unaudited consolidated financial statements for the nine-month periods ended September 30, 2004 and 2003:

                                                                    2004          2003
                                                                ------------  ------------
     Total loss for reportable segments                         $(1,112,732)  $   (60,762)
     Corporate interest expense                                     (76,335)     (339,622)
     Gain on settlement of corporate payables                             -        26,743
     Intercompany management fees                                    55,000             -
     Unallocated corporate general and administrative expenses     (531,549)     (699,765)
                                                                ------------  ------------

        Loss before income taxes                                $(1,665,616)  $(1,073,406)
                                                                ============  ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OPERATIONS

Sharp Holding Corporation ("Sharp" or the "Company") seeks opportunities to develop and grow early-stage technology companies that have the potential to increase shareholder value. Sharp has recently formed two new wholly owned subsidiaries: SCANUSA Corporation ("SCAN") and Reserve Energy Corporation ("Reserve").

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

In June 2004, SCAN entered into a professional services contract with SBC Communications calling for SBC to actively market the SCAN program to their 35 million telephone customers along with participating in a marketing and public relations press tour to promote the program. SCAN is to receive an initial set-up fee of $300,000, contingent upon the accomplishment of certain goals, plus fifteen cents per SBC customer who becomes a SCAN customer in SBC territories, per year. However, no licensing fees will be earned for the first two million customers. In August 2004, the Company received $150,000 of the set-up fee which has been recognized as deferred revenue as of September 30,
2004. The program also provides SCAN the opportunity to distribute co-branded credit cards, pre-paid calling cards, security software and other security related products to a massive security conscious database.

Reserve plans to deploy a proprietary and patented filtering technology that will convert non-pipeline quality natural gas located in contaminated shut-in wells, into saleable pipeline quality gas. One out of every three natural gas wells contains contaminants that make the gas un-marketable. If a well produces less than ten million cubic feet per day it is generally considered too expensive to purchase standard filtering equipment. These low producing wells are capped and listed as "Shut-in wells". There are currently more than 200,000 shut-in wells in the U.S., containing an estimated 60 trillion cubic feet of natural gas valued at over $240 billion. Reserve plans to capture a share of that market. Reserve has received a signed agreement for up to $1.1 million dollars in bridge loan financing. As of September 30, 2004, $960,000 was outstanding under the bridge loan.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

During the three and nine-month periods ended September 30, 2004, we had total revenues of $13,340 and $55,060, respectively, compared to total revenues of $28,000 and $60,000 for the same respective periods ended September 30, 2003. Revenues during both periods were related primarily to Hyper CD technology.

Costs of sales totaled $140,000 and $235,000 for the three and nine-month periods ended September 30, 2004, respectively, compared to $71,000 and $100,000 for the same respective periods ended September 30, 2003. The increase in cost of sales in 2004 over 2003 is due to development costs and contractual costs incurred by SCAN on their alert system.

Selling, general and administrative expenses totaled $561,000 and $1,382,000 for the three and nine-month periods ended September 30, 2004, respectively, compared to $235,000 and $700,000 for the same respective periods ended September 30, 2003. The $326,000 and $682,000 increases in these expenditures between the respective three and nine-month periods ended September 30, 2004 and 2003 can be attributed to higher levels of payroll, consulting expense, travel and professional fees associated with the start-up of two new subsidiary companies during 2004.

Interest expense totaled $47,000 and $104,000 for the three and nine-month periods ended September 30, 2004, respectively, compared to $86,000 and $340,000 for the same respective periods ended September 30, 2003. The $39,000 and $236,000 decreases between the respective three and nine month periods ended September 30, 2004 and 2003 can be attributed to the unusually high financing costs associated with debt obtained during 2003 as well as settlement charges incurred in 2003 for not paying a note payable when due.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through September 30, 2004 we have an accumulated deficit of $12.4 million. We have a working capital deficit of $5.1 million at September 30, 2004. Operating losses have continued during 2004. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS as well as certain payments due under notes payable agreements. We are currently pursuing a business strategy that includes potential acquisitions and marketing to potential new customers. While pursuing this strategy, we expect to experience cash flow deficits, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2003, was qualified with respect to that risk.

At September 30, 2004 we have no material outstanding purchase commitments and during fiscal years 2004 and 2003 there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

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

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION
------------------------------------------

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from options granted at below fair market value.

OFF  BALANCE  SHEET  ARRANGEMENTS
---------------------------------

None


ITEM  3.  CONTROLS  AND  PROCEDURES

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     PART II

ITEM 1.     LEGAL  PROCEEDINGS

In November 1999, Sharp Technology entered into a development and distribution partnership agreement with Qwest Communications (then US West). Pursuant to the provisions of this agreement, we completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest did not perform under this agreement. Sharp Technology is pursuing our right to binding arbitration with Qwest for specific performance under this agreement or to be compensated for our loss of revenue.

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

ITEM 2.    UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter ended September 30, 2004, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

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

In August 2004, we issued 72,407 shares of common stock to an individual upon the exercise of an outstanding warrant with proceeds of $724 recognized by the Company. This transaction was made in reliance on Section 4(2) of the Act.

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

Sharp Holding Corporation


By:  /s/  George  Sharp                                      November 17, 2004
-------------------------------------------------
George Sharp, Director, Chief Executive Officer,
Principal Financial Officer and President