Form 10KSB
period 2004-12-31
SHARP HOLDING CORP
filed 2005-04-15
CIK 1101588

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28829

                            SHARP HOLDING CORPORATION
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                   65-0970516
  -------------------------------                ------------------------
  (State or Other Jurisdiction of                      (IRS Employer
   Incorporation or organization)                    Identification No.)

          13231 CHAMPION FOREST DRIVE, SUITE 213, HOUSTON, TEXAS  77069
              ---------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (713) 960-9100
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area code)


         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                           Title Of Each Class     N/A
                Name Of Each Exchange On Which Registered     N/A

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK,  $.001 PAR VALUE
                   -------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the year ended December 31, 2004 were $67,779. The aggregate value of Common Stock held by non-affiliates of the registrant at March 23, 2005 based upon the last reported sales prices on the National Association of Securities Dealers OTC Bulletin Board was $1,501,823. At March 23, 2005, there were 32,112,603 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                      PART I

Item 1.   Description of Business                                           3

Item 2.   Description of Property                                          10

Item 3.   Legal Proceedings                                                10

Item 4.   Submission of Matters to a Vote of Security Holders              11


                                    PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities             12

Item 6.   Management's Discussion and Analysis or Plan of Operations       14

Item 7.   Financial Statements                                             16

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                             16

Item 8A   Controls and Procedures                                          16

Item 8B   Other Information                                                16


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant               17

Item 10.  Executive Compensation                                           19

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  20

Item 12.  Certain Relationships and Related Transactions                   21

Item 13.  Exhibits                                                         22

Item 14.  Principal Accountant Fees and Services                           25

                                     PART I

ITEM  1.   DESCRIPTION  OF  BUSINESS

THE  COMPANY

Sharp Holding Corporation, a Delaware corporation, (the "Company," "Sharp" or "we") seeks opportunities to develop and grow early-stage technology companies that have the potential to increase shareholder value.

Sharp has three wholly-owned subsidiaries: SCAN USA Corporation ("SCAN"), Reserve Energy Corporation ("Reserve" or "REC"), and Sharp Technology, Inc. ("Sharp Technology").

SCAN  has  partnered  with  the  California  Organization of Police and Sheriffs
(COPS) and the National Coalition of Public Safety Officers (NCPSO) to deliver the SCAN service. This service is designed to be the first of its kind that broadcasts alerts from public safety agencies, law enforcement, emergency management, schools and hospitals to local community and neighborhood residents. Alerts such as Neighborhood Crime, Sexual Predators, Public Safety
Announcements, Weather, Traffic and Amber alerts are sent directly to the computers, mobile phones and PDAs of U.S. citizens who register for the program, which was launched in California during December, 2004 and planned for nationwide expansion throughout 2005.

In June 2004, SCAN entered into a professional services contract with SBC Communications calling for SBC to actively market the SCAN service to their 35 million telephone customers in their thirteen-state area along with participating in a marketing and public relations press tours to promote the service. The SCAN service provides revenue generation opportunities via corporate sponsorships, distribution of co-branded credit cards, pre-paid calling cards, security software and other security-related products to a massive security-conscious consumer database.

Reserve plans to deploy a proprietary and patented filtering technology that will convert non-pipeline quality natural gas located in contaminated shut-in wells, into saleable pipeline quality gas. One out of every three natural gas wells contains contaminants that make the gas un-marketable. If a well produces less than ten million cubic feet per day it is generally considered too expensive to purchase standard filtering equipment. These low producing wells are capped and listed as "shut-in wells." There are currently more than 200,000 shut-in wells in the U.S., containing an estimated 60 trillion cubic feet of natural gas valued at over $240 billion. Reserve plans to capture a share of that market.

Sharp Technology is a developer of software products that provide marketing and e-finance solutions to companies. We target large corporations for use of our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

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

Sharp Technology, a Delaware corporation, was incorporated on October 13, 1998, but did not commence operations until January 1999. SCAN USA Corporation, a Delaware corporation, was incorporated on September 16, 2003, but did not commence operations until June 2004. Reserve Energy Corporation, a Delaware corporation, was incorporated on February 3, 2004, but did not commence operations until May 2004.

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

PRODUCTS, SERVICES AND MARKETING

SCAN executes a mass distribution model that allows large corporations to quickly deliver our technology, free of charge, to the millions of PCs and wireless devices used by their customers. The first of these corporate partners is SBC Communications, a "Baby Bell," and one of the world's largest and most technologically advanced telecommunications company. SBC will distribute SCAN throughout California, Nevada, Texas and its thirteen-state territory, which services approximately one-third of the country's population. A large-scale media campaign is currently being executed by the public relations organizations of SCAN , NCPSO (National Coalition of Public Safety Officers), and SBC. SCAN leverages a revenue model that bypasses the need for public funding by incentivizing these corporate sponsors to pay for the program's front-end costs, and by providing a series of strategic, add-on products to create recurring revenue. The SCAN revenue model includes the sale of add-on products to SCAN subscribers. These include strategic products and services from corporate partners like high-speed and dial-up Internet connectivity and a pre-paid emergency calling card. An important featured product is the "I support law enforcement" affinity credit card. An array of security products, including virus-protection, firewalls, child-protection software and more will be sold under private label.

Reserve targets the $250 billion of shut-in gas resources in the USA, with additional opportunities internationally. The company plans to commence operations with approximately ten million cubic feet per day of feed gas and grow production capacity to over 90 million cubic feet per day in its fifth year of operations. Reserve's production at this point will represent only one twentieth of one percent of this niche market in the lower 48 states.

Sharp Technology's HyperCD technology is utilized as a delivery vehicle for Internet-enabled promotions. Our subsidiary SCAN uses the HyperCD technology to empower SCAN's corporate sponsors, driving them to targeted websites and tracking user/website interaction.

THE  MARKET

SCAN

Attacks on the United States on September 11, 2001, created an entirely new category of governmental and community concerns. Local officials making decisions for rapid large-scale broadcast systems for Homeland Security are looking for available and flexible solutions to these new concerns. Emergency notification systems for natural disasters are being re-examined for inclusion into new, more encompassing alert systems today.

Security concerns today also include solutions for early warning systems that alert PC users of new and potentially destructive virus and predator attacks.

A 30-member national panel of security experts, including representatives of the FBI and American Red Cross, called the Partnership for Public Warning, stated that because media broadcasts may spread news too slowly in emergencies, that Americans carry government-issued beepers for alerts of pending nuclear attack, biological threat or tornado. Accordingly, the basic problems with the current public warning systems have been identified as follows:

     - They do not reach enough of the people at risk fast enough and often reach many people not at risk.
     - Most warnings cannot be issued to just the people at risk except by calling wired telephones using the 911 database.
     - Warnings from different sources are rarely available to all warning systems in a given region.
     -    Many of the systems are not interoperable
     - The federal government cannot provide solutions alone. An effective warning strategy must include the development of a wide range of market-based solutions.
     - Few local first responders have effective ways to input information and warnings into existing systems.
     -    The news media reaches too few people too slowly.
     - Americans listen to the radio on average only 12% of their day. (Arbitron, 2001 Radio Today).
     - The average TV is in use only 31% of the day. (Nielson Media Research, 2000).

Current public warning capabilities consist of two national avenues for communicating among warning organizations, two federal systems for communicating directly to the public, and a wide variety of warning systems designed, installed and operated by private industry.

RESERVE

Reserve will exploit a burgeoning market opportunity. Natural gas consumption in North America is 30 Tcf (Trillion cubic feet) a year, and consumption in the United States is approximately 20 Tcf per year. Natural gas resources in the United States are being depleted much faster than they are being replaced; yet, natural gas is the fuel of choice for power generators, and industrial and commercial consumers. Although each of these sectors will contribute to the future growth in natural gas consumption, power generation will consume an ever-growing amount of gas and will become the primary driver of natural gas demand. Between 2005 and 2015 the cumulative increase is expected to amount to 19%. In 2005 there will be 200 Gigawatts of new gas-fired electric power generation capacity in the United States. All of these plants are dependent on natural gas as their sole source of fuel and less able to respond to rising natural gas prices by switching to other fuels. Furthermore, because of environmental policies, most of the future power generation will be gas-fired. Demand from commercial/residential growth exhibits slower demand, as does industrial demand; but dramatic growth is depicted for electric power consumption shown as a dramatic upswing in demand for natural gas fuel.

Although traditional natural gas producing basins will supply 75% of the future long-term needs, these producing areas will not be able to meet the remaining projected growth in demand. New large scale resources will need to be discovered, proven and developed. Liquefied natural gas ("LNG") and natural gas deposits in the Arctic could provide up to 25% of the projected growth in demand, but environmental and security issues, lead time and cost present barriers to rapid introduction of this source of supply. Significant introduction of these supplies to consumers in the United States is likely to take 10 or more years, and impact on natural gas prices are likely to lag. In addition, transportation of these new sources of gas to market is dependent on building new transmission pipelines and distribution systems. Pipeline and distribution investments will average $8 billion per annum with impending need for increasing costs in order to maintain existing infrastructure to ensure reliable supply. Moreover, in order to improve supply to create elasticity in the system which will lead to stabilization of natural gas pricing in the future, the following must be considered and implemented:
     - Public policy must be developed to provide incentives to develop a strategy that allows for long term contracts for natural gas transportation and storage;

     - Measures that promote energy efficiency and alternative fuels will have to be adopted to meet demand;

     - Non-conventional natural gas resources (coal bed and coal mine methane, tight gas sands, fractured shales) must be discovered, developed and produced; and

     - New technology for more efficient recovery of resources must be developed.

Clearly, exploitation of subquality natural gas resources will play an important part in meeting the demand. Converting shut-in resources into commercially producible reserves will be advantageous in that the gas deposits are discovered and developed, no new wells will have to be drilled, and in most cases, the infrastructure that is needed to transport the gas to market is already in place.

COMPETITION

SCAN has identified two primary types of technology-based public warning systems as perceived competition: commercial emergency alert systems and not-for-profit alert systems. There are nearly 50 commercial alert solutions on the market, many are 911-based telephony systems used by law enforcement agencies to manage and dispatch inbound emergency calls. Not-for-profit alert systems are primarily concerned with either the re-broadcast of AMBER Alerts as mandated at both state and federal levels or local retail merchant groups seeking to enhance awareness of events that may affect their businesses. In addition, there are many government-hosted alert sources, which provide alerts within governmental agencies and, at times, to the general public.

There are many alert systems in place today in an early-stage market of small companies. None of these companies have the robustness of SCAN USA, the company and its business models, or SCAN, the service, which include the following components:
-    A  sponsor-based  mass  distribution  model
- A repeatable, state-by-state rollout process backed by local, state and national government and law enforcement officials
- A truly neighborhood-based system that assists those most at risk in an emergency
- An alert system that is completely free to both the law enforcement and user communities
-    A  non-intrusive,  simple,  and  manageable technology system and processes
-    A  plethora  of  alert  types,  customizable  by  the  end  user
- A broadcasting available to cell phones, email, PDAs, fax and instant messaging
-    No  limitation  on  the  number  of  users  who  may  receive  alerts.

SCAN is the right service at the right time to become a de facto national standard.
-    The  public's  security  awareness  is  at  an  all-time  high.
- Security experts state that relying on broadcast news for emergency alerts is not ideal.
- There is an absence of easy-to-use immediate alert technology that is widespread.
-    Rank  and  file  law  enforcement  has  endorsed  the  program.
- SCAN USA management has over ten years of network and desktop security experience in launching and managing new products. Marketing expertise includes establishing distribution relationships with the nation's largest companies.
-    The  market  sector  is  ripe  for  dominance.

Reserve faces several types of competition from existing vendors and technologies, none of which Reserve deems cost effective for the target market. There are products and services in the marketplace to address all types of contaminants. Contaminants may be removed from natural gas using separation processes including carbon molecular sieves, membranes, synthetic zeolites, liquid absorbants and cryogenic processes. Reserve believes that with respect to the economic viability of contaminated natural gas production that our methods, processes and expertise will prove a successful combination.

TRADEMARKS, ROYALTY AND LICENSE AGREEMENTS

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

During fiscal years 2004 and 2003 we were subject to the following license or royalty agreements:

Effective May 29, 2003, we obtained an exclusive five-year technology license allowing us to make and sell Hyper CD products and services in the co-branded credit card and e-finance business for 5 years.

OTHER RISK FACTORS

We commenced operation as Sharp Holding in April 2001. We have a limited operating history upon which to evaluate our operations, future prospects, business market potential, revenue and income. Our ability to implement our business plans is uncertain. Future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. In addition to the business risks discussed in other sections of this Form 10-KSB, certain other risk factors to which we are subject are outlined below.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 2004, we have an accumulated deficit of $13.5 million. We have a working capital deficit of $5.1 million at December 31, 2004. Operating losses and negative cash flows from operating activities have continued during 2005. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We are also delinquent on payments under certain note payable agreements. We expect cash flow deficits to continue, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB has been qualified with respect to that risk.

We've financed our operations from inception primarily through private financing transactions. Our future success is dependent upon many factors including, but not limited to; our ability to continue to develop and market products and services, and obtaining the funds necessary to complete these activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of our future success.

RELIANCE  UPON  STRATEGIC  PARTNERSHIPS,  ACQUISITIONS  AND  RELATIONSHIPS

Substantially all of our past revenues was generated by sales to one company (Qwest Communications or its predecessors) consisting of a software licensing sale and a series of subscription contracts.

We depend on third party companies, corporate sponsors and strategic partnerships to develop and distribute our products and services. The loss of third party services has an adverse effect on our business. Further, mergers or corporate reorganizations involving these strategic partners could result in changes in control personnel and strategic direction or significant reorganization in business structure. Such changes could weaken or displace our strategic alliances.

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

MARKET DEMAND, RAPID TECHNOLOGICAL CHANGE AND THE EMERGING INTERNET

The Internet software industry, affecting the operations of SCAN and Sharp Techology, is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products and services in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products and services embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. In particular, the market for Internet and intranet applications is rapidly evolving. Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products and services on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. There can be no assurance that: we will be successful in developing and marketing new products or product enhancements that respond to technological change and evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that any new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be materially adversely affected.

The markets for our products and services are rapidly evolving. There can be no assurance that the Internet or common public protocols will continue to be used to facilitate communications or that the market for Internet marketing and software in general will continue to expand or that the demand for our software products in particular will expand. Continued growth of this market will depend, in large part, upon the continued expansion of Internet usage by consumers, the number of organizations adopting or expanding Internet use for marketing, and upon the ability of their respective infrastructures to support an increasing number of users and services. If the necessary infrastructure or complementary products and services are not developed in a timely manner and, consequently, the Internet software markets fail to grow or grow more slowly than we currently anticipate, our business, operating results and financial condition would be materially and adversely affected.

PRODUCT LIABILITY, RISK OF PRODUCT DEFECTS

Our sales agreements typically contain provisions designed to limit exposure to potential product liability or related claims. In selling our technology-based products, we rely primarily on "shrink wrap" licenses that are not signed by the end-user, and, for this and other reasons, such licenses may be unenforceable under the laws of certain jurisdictions. As a result, the limitation of the liability provisions contained in our agreements may not be effective. We may have the risk of product liability and related claims. A product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

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

OTHER

We face no pressures with respect to the availability of raw materials required to support our operations and do not foresee any material impact on our business arising from the effects of environmental legislation. During fiscal years 2004 and 2003, we incurred $309,757 and $205,725 respectively, of expenses classified as costs of sales and services, related to our products.

EMPLOYEES

At December 31, 2004 we had 8 full-time contractors, numerous contract consultants and other stand-by programmers for development contracts. To reduce operating cost and increase efficiency, we restructured our labor force into a performance-based system. We hire or release employees and/or consultants in conjunction with the expansion or contraction of our business. The majority of our personnel work without regular compensation. Since the success of our business plan depends upon our ability to attract, train and retain qualified personnel, there is a risk that without sufficient capital we will be unable to expand or replace our current labor force. A union does not represent our employees and there are no general labor contracts in effect. We believe we have a good relationship with all of our employees and consultants.

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

On November 30, 2004 and December 30, 2004, the Company entered into agreements to issue convertible promissory notes and warrants to purchase a total of 700,000 shares of the Company's common stock in exchange for gross proceeds of $700,000. The notes are for a term of two years, bear interest at 8% per annum, require monthly interest payments, and are collateralized by substantially all assets and intellectual property as well as registration rights of the Company. The holder of the note has the option to convert the note at any time after the issuance date of the note. The note is convertible at the lesser of $.21 or 65% multiplied by the average of the lowest three trading prices for the common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the Company. The notes are secured by accounts receivable, general intangibles, contracts, and contract rights of the Company.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date of the notes. The Company has calculated the beneficial conversion feature of these notes to be $504,121. During the year ended December 31, 2004, the Company recognized $15,143 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible promissory notes.

Subsequent to December 31, 2004, four individual holders of these convertible promissory notes elected to convert $527,550 of these notes pursuant to the original terms of conversion and were issued 6,676,420 shares of common stock.

The warrants entitle the holders to purchase 700,000 shares of the Company's common stock at $0.17 per share and expire five years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $146,715 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended December 31, 2004, the Company recognized $3,915 in interest expense related to the accretion of the debt discount associated with the warrants.

ITEM  2.   DESCRIPTION  OF  PROPERTY

The lease on our primary office space in Houston expired on May 31, 2002 and we continued the lease on a month-to-month basis through June 30, 2003. On July 1, 2003 we leased our present main office, consisting of approximately 600 square feet located at 13231 Champion Forest Drive, Suite 213 in Houston, Texas. On August 16, 2004 we leased approximately 6,300 square feet located at 1250 Wood Branch Park Drive, Suites 400 & 490 in Houston, Texas as operating offices of our subsidiaries SCAN USA & Reserve Energy Corporation. Our total rental expense for the fiscal year ending December 31, 2004 including office rents and certain equipment leases was $48,421.

ITEM  3.   LEGAL  PROCEEDINGS

In November 1999, the Company entered into a development and distribution partnership agreement with Qwest Communications ("Qwest", then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest did not perform under this agreement. The Company pursued its right to binding arbitration with Qwest for specific performance under this agreement or to be compensated for its loss of revenue.

In connection with that same development and distribution partnership agreement with Qwest, the Company engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and the Company under this agreement. On May 15, 2002 petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., et al " was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments.

In June 2004 the above legal matters between Sharp Technology and Qwest and Navi-Gates were scheduled for an arbitration hearing to be held at the Houston, Texas offices of the American Arbitration Association in February 2005. On January 26, 2005 the matters were resolved to all parties' satisfaction with no additional expense to the Company.

On February 8, 2002 petition number 2002-06647, "Leslie Sachnowitz Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against our subsidiary, Sharp Technology, Inc. and our chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against us for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that allowed the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002. Payment was not made according to the settlement and as a result the Company was liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003 the Company reached a settlement that allowed the Company to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment had been made by September 1, 2003, in accordance with the agreement, the 1,500,000 shares of the Company's restricted common stock held as collateral would have been returned to the Company. Payment was not made according to the agreement and as a result the Company was liable for an additional $75,000 on October 1, 2003. This additional amount has been accrued at December 31, 2004 and is reflected in notes payable in the consolidated balance sheet.

In addition, from time to time, we are involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

                                     PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND SMALL
BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES.

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

                   -----------------------------------
                     Sharp Holding Corporation Common
                                  Stock
                   -----------------------------------
                       High Bid           Low Bid
                   -----------------------------------
Fiscal Year 2003:
-----------------
------------------------------------------------------
First Quarter      $             .23  $            .06
------------------------------------------------------
Second Quarter     $             .20  $            .07
------------------------------------------------------
Third Quarter      $             .28  $            .07
------------------------------------------------------
Fourth Quarter     $             .17  $            .05
------------------------------------------------------

------------------------------------------------------
Fiscal Year 2004:
-----------------
------------------------------------------------------
First Quarter      $             .19  $            .07
------------------------------------------------------
Second Quarter     $             .90  $            .14
------------------------------------------------------
Third Quarter      $             .40  $            .11
------------------------------------------------------
Fourth Quarter     $             .65  $            .09
------------------------------------------------------

At March 23, 2005, the last bid price for our common stock as reported on the OTC Bulletin Board was $.05 per share and the company had approximately 391 shareholders of record.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2004, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

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

In December 2004, we issued 30,000 shares of common stock to one individual as payment-in-kind for services rendered to us. We valued this transaction at $12,900. This transaction was made in reliance on Section 4(2) of the Act.

In December 2004, we issued 150,000 shares of common stock to one company as payment-in-kind for services rendered to us. We valued this transactions at $64,500. This transaction was made in reliance on Section 4(2) of the Act.

In December 2004 we issued 100,000 shares of common stock to one individual upon the exercise of an outstanding warrant. Such warrant was exercised by the forgiveness of $10,000 in notes payable owed to the individual by the Company. This transaction was made in reliance on Section 4(2) of the Act.

In December 2004 we issued 478,597 shares of common stock to one individual as payment-in-kind for a note payable owed to the individual by the Company plus accrued interest (total $110,078). This transaction was made in reliance on
Section  4(2)  of  the  Act.

In November 2004 we issued warrants to purchase 500,000 shares of common stock to four companies as financing expense related to notes payable agreements with such companies. The warrants have an exercise price of $.17 and are exercisable over a five year period. We valued this transaction at a total of $92,170. This transaction was made in reliance on Section 4(2) of the Act.

In December 2004 we issued a warrant to purchase 200,000 shares of common stock to one individual as compensation for consulting services he rendered to us. The warrants have an exercise price of $0.25 and are exercisable over a one year period. We valued this transaction at $34,600. This transaction was made in reliance on Section 4(2) of the Act.

In December 2004 we issued a warrant to purchase 478,597 shares of common stock to one individual as financing expense related to a note payable agreement with such individual. The warrant has an exercise price of $.23 and is exercisable over a one year period. We valued this transaction at $76,097. This transaction was made in reliance on Section 4(2) of the Act.

In December 2004 we issued warrants to purchase 200,000 shares of common stock to four companies as financing expense related to notes payable agreements with such companies. The warrants have an exercise price of $.17 and are exercisable over a five year period. We valued this transaction at a total of $54,545. This transaction was made in reliance on Section 4(2) of the Act.

EQUITY COMPENSTION PLAN INFORMATION (as of December 31, 2004)

------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                              ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
PLAN CATEGORY                WARRANTS AND RIGHTS. (A)            RIGHTS. (B)          REFLECTED IN COLUMN (A)) (C)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders.                              None                          None                        None
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders. (1-5)                     12,020,815                      $  .71                       None
------------------------------------------------------------------------------------------------------------------
       TOTAL                       12,020,815                      $  .71                       None
------------------------------------------------------------------------------------------------------------------

1.   Issued 1,750,818 of the above warrants in connection with debt.
2. Issued 490,000 of the above options and warrants as compensation for vendors for goods and services.
3. Issued 816,862 of the above warrants in connection with the purchase of assets held for sale.
4. Issued 1,000,000 of the above warrants in connection with the sale of assets held for sale.
5. Issued 7,963,135 of the above options and warrants as compensation for directors, executive officers, employees and consultants.

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

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and
(loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on our financial condition or results of operations.

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

OPERATIONS

SCAN, via an exclusive long-term agreement, has partnered with the California Organization of Police and Sheriffs (COPS) and the National Coalition of Public Safety Officers (NCPSO) to deliver the SCAN service. This service is designed to be the first of its kind that broadcasts alerts from public safety agencies, law enforcement, emergency management, schools and hospitals to local community and neighborhood residents. Alerts such as Neighborhood Crime, Sexual Predators, Public Safety Announcements, Weather, Traffic and Amber alerts are sent directly to the computers, mobile phones and PDAs of U.S. citizens who register for the program, which was launched in California during December, 2004 and planned for nationwide expansion throughout 2005.

In June 2004, SCAN entered into a professional services contract with SBC Communications calling for SBC to actively market the SCAN service to their 35 million telephone customers in their thirteen-state area along with participating in a marketing and public relations press tours to promote the service. The SCAN service provides revenue generation opportunities via corporate sponsorships, distribution of co-branded credit cards, pre-paid calling cards, security software and other security-related products to a massive security-conscious consumer database.

Reserve plans to deploy a proprietary and patented filtering technology that will convert non-pipeline quality natural gas located in contaminated shut-in wells, into saleable pipeline quality gas. One out of every three natural gas wells contains contaminants that make the gas un-marketable. If a well produces less than ten million cubic feet per day it is generally considered too expensive to purchase standard filtering equipment. These low producing wells are capped and listed as "shut-in wells." There are currently more than 200,000 shut-in wells in the U.S., containing an estimated 60 trillion cubic feet of natural gas valued at over $240 billion. Reserve plans to capture a share of that market.

Sharp Technology is a developer of software products that are utilized to provide marketing and e-finance solutions for Fortune 500 companies. We anticipate that large corporations will use our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

For the fiscal year ended December 31, 2004 we had total revenues of $68,000 compared to total revenues of $83,000 for the year ended December 31, 2003. Revenues during 2004 and 2003 consist entirely of individual HyperCD marketing jobs for one client. No major revenue contracts were finalized during either year. We expect revenue to increase in 2005 with revenue production from our new subsidiary companies.

Our current costs of sales and services consist of license fees for technology used for our products as well as actual costs of producing such products. These costs totaled $310 000 in 2004 and $206,000 in 2003.

Our selling, general and administrative expenses were $2,182,000 for the fiscal year ended December 31, 2004 compared to $1,018,000 for the fiscal year ended December 31, 2003. The $1,164,000 increase in these expenditures between years can be attributed to additional expenditures for salaries, wages, consulting, travel and related expenses directly associated with establishing two new subsidiary companies during 2004.

Our interest expense totaled $310,000 and $400,000 for the fiscal years ended December 31, 2004 and 2003, respectively. Interest in 2003 included financing charges of $125,000 incurred by the Company as part of a settlement with a note holder for not making payments when due.

Gains on settlement of payables were $-0- and $36,000 for the fiscal years ended December 31, 2004 and 2003, respectively. These gains resulted from the settlement of liabilities of the Company and no opportunities presented themselves to settle any such debts in 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 2004, we have an accumulated deficit of $13.5 million. We have a working capital deficit of $5.1 million at December 31, 2004. Operating losses and negative cash flows from operations have continued during 2005. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We are also delinquent on payments under certain notes payable agreements. We expect cash flow deficits to continue, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants which accompany the consolidated financial statements incorporated into this Form 10-KSB has been qualified with respect to that risk.

At December 31, 2004, we have no material outstanding purchase commitments and during fiscal years 2004 and 2003, there are no significant elements of income or loss that do not arise from our continuing operations. Further we do not expect material changes in its results of operations from period to period based upon the seasonality of our business.

ITEM  7.   FINANCIAL  STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page 32.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM  8A.  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by the report. Based on the evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM  8B.  OTHER  INFORMATION

NONE

                                    PART III

ITEM 9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

DIRECTORS,  EXECUTIVE  OFFICERS  AND  OTHER  SIGNIFICANT  EMPLOYEES

The following table contains information concerning the executive corporate officers, directors and certain other executives of Sharp Holding Corporation, Sharp Technology, Inc., SCAN USA Corporation, and Reserve Energy Corporation:

Name            Age  Position with Company
----            ---  ---------------------
George Sharp     62  President/Chief Executive Officer, Principal Financial Officer
                     (Sharp Holding, Sharp Technology and Reserve Energy)
                     Director, Secretary (Sharp Holding, Sharp Technology, SCAN
                     USA, and Reserve Energy)
Louis Schwartz   58  CEO (SCAN USA Corporation), Senior Vice President of
                     Business Development (Sharp Holding and Sharp Technology)

Directors are elected annually and hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships between or among any of our directors and executive officers. The Company's Board of Directors consists of two persons.

George Sharp, President/Chief Executive Officer, Principal Financial Officer of;
-------------
Sharp Holding, Sharp Technology, and Reserve Energy, and Director Secretary of; Sharp Holding, Sharp Technology, SCAN USA , and Reserve Energy has acted in the listed capacities with Sharp Technology, SCAN USA and Reserve Energy since their inception in October 1998 and with Sharp Holding (previously Celebrity) since December 20, 2000 and with SCAN USA Corporation and Reserve Energy Corporation since their inception in 2004. From 1996 to 1999, Mr. Sharp was the Chief
Executive Officer and President of Commercial Capital, a personal investment corporation. From 1992 to 1996, Mr. Sharp was the Chief Executive Officer and President of Citadel Computer Systems, a publicly traded network security software developer with approximately 150 employees (NASDAQ: CITN). From 1990 to 1992, Mr. Sharp was the Chief Executive Officer and President of Matrix Systems, Inc., an insurance industry related software developer. In each of these positions, Mr. Sharp was responsible for executive management, control of daily operations, and direction of sales and marketing functions.

Earlier in his career, Mr. Sharp was a corporate turnaround specialist and merchant banker, responsible for the profitable structuring of leveraged buyouts in the plastics industry and the successful reorganization of troubled real estate ventures involving as much as $100 million.

Louis  Schwartz, Senior Vice President of Business Development, has acted in the
--------------------------------------------------------------
listed capacity with Sharp Technology since its inception in October 1998 and with Sharp Holding (previously Celebrity) since December 20, 2000 and with SCAN USA Corporation since its inception in 2004. Mr. Schwartz was Vice President of Sales for Commercial Capital Trading Corporation from 1995 to 1998. From 1991 to 1995, Mr. Schwartz was the director of sales and marketing of Panda Productions, and from 1976 to 1991 Mr. Schwartz was self-employed as a sales and marketing consultant. In each of these positions, Mr. Schwartz has been responsible for providing marketing and program development strategies to large national or regional corporations.

Throughout his career, Mr. Schwartz has established and maintained successful client partnerships with a variety of Fortune 1000 companies, including: Norwest Bank, BellSouth, IBM, Nucor Steel, Cellular One, and Royal Bank of Canada.

COMMITTEES OF THE BOARD OF DIRECTORS

As of December 31, 2004 the Company's Board of Directors had no formal compensation, nominating or audit committees.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of the forms submitted to the Company during the fiscal year ended December 31, 2004, we believe that all persons subject to
Section 16(a) of the Exchange Act in connection with their relationship with us have complied on timely basis.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for its Principal Executive and Senior Financial Officers.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the annual compensation of our executive officers and certain other executives for the years ending December 31, 2004, 2003 & 2002.

                                        SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION              L/T  COMPENSATION AWARDS
                                -----------------------------  -----------------------------------
                                                                        AWARDS           PAYOUTS
                                                               ------------------------  -------
                                                      OTHER                 SECURITIES              ALL
                                                      ANNUAL   RESTRICTED   UNDERLYING             OTHER
  NAME & PRINCIPAL                                   COMPEN-      STOCK      OPTIONS/     LTIP    COMPEN-
     POSITION             Year   SALARY     BONUS     SATION     AWARDS        SARS      PAYOUT    SATION
                                  ($)        ($)       ($)         ($)          (#)        ($)      ($)
----------------------------------------------------------------------------------------------------------

George Sharp, CEO;        2004   270,450     --0--      --0--        --0--        --0--    --0--     --0--
Sharp , Sharp             2003   125,606     --0--      --0--        --0--      100,000    --0--     --0--
Technology, Reserve,      2002     --0--  80,000(1)     --0--        --0--    3,000,000    --0--     --0--
PFO and Director; Sharp,
Sharp Technology,
SCAN, and Reserve.
------------------------  ----  --------  ---------  --------  -----------  -----------  -------  --------
Louis Schwartz, CEO;      2004    89,500     --0--      --0--        --0--        --0--    --0--     --0--
SCAN, Sr. VP; Sharp and   2003    59,500     --0--      --0--        --0--      500,000    --0--     --0--
Sharp Technology.         2002    12,500  24,000(2)     --0--        --0--        --0--    --0--     --0--
----------------------------------------------------------------------------------------------------------

     (1) Issued 1,000,000 shares of common stock as payment-in-kind for employee compensation.
     (2) Issued 160,000 shares of common stock as payment-in-kind for employee compensation.

     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information with respect to stock options granted to each of the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers") during the fiscal year ended December 31, 2004. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any on stock option exercises will be dependent on the future performance of the common stock.

--------------------------------------------------------------------------------------------------
                                 PERCENT OF                                 POTENTIAL REALIZABLE
                   NUMBER OF       TOTAL                                      VALUE AT ASSUMED
                   SECURITIES   OPTIONS/SARS                               ANNUAL RATES OF STOCK
                   UNDERLYING    GRANTED TO                                PRICE APPRECIATION FOR
NAME & PRINCIPAL  OPTIONS/SARS  EMPLOYEES IN  EXERCISE PRICE  EXPIRATION      OPTION TERM (1)
  POSITION          GRANTED     FISCAL YEAR     PER SHARE        DATE             5% / 10%
----------------  ------------  ------------  --------------  ----------  ------------------------
George Sharp             --0--        N/A             N/A           N/A   $            -0- / $-0-
----------------  ------------  ------------  --------------  ----------  ------------------------
Louis Schwartz           --0--        N/A             N/A           N/A   $            -0- / $-0-
--------------------------------------------------------------------------------------------------

     (1) Pursuant to the rules of the Securities and Exchange Commission, the dollar amounts set forth in these columns are the result of calculations based on the set rates of 5% and 10%, and therefore are not intended to forecast possible future appreciation, if any, of the price of the common stock.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

The following table provides information with respect to option exercises in fiscal 2004 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2004:

---------------------------------------------------------------------------------------
                                            NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED      IN-THE-MONEY
                    SHARES                    OPTIONS/SARS AT        OPTIONS/SARS AT
NAME & PRINCIPAL   ACQUIRED       VALUE       FISCAL YEAR-END        FISCAL YEAR-END
  POSITION            ON        REALIZED        EXERCISABLE/           EXERCISABLE/
                   EXERCISE                    UNEXERCISABLE          UNEXERCISABLE
---------------------------------------------------------------------------------------
George Sharp               -0-        -0-       3,100,000 / --0--     --0--   /   --0--
---------------------------------------------------------------------------------------
Louis Schwartz             -0-        -0-         506,667 / --0--     --0--   /   --0--
---------------------------------------------------------------------------------------


LONG-TERM  INCENTIVE  PLANS

NONE

COMPENSATION  OF  DIRECTORS

During the year ended December 31, 2004 we did not pay any directors fees. During the year ended December 31, 2003 we issued each of our Directors warrants to purchase 100,000 shares of common stock as payment-in-kind for directors fees. The warrants had an exercise price of $.10 and expire in three years. We valued these transactions at a total of $4,200. Our policy is to pay the expenses, if any, of directors attending board meetings.

EMPLOYMENT  CONTRACTS  AND  CHANGE-IN-CONTROL  ARRANGEMENTS

As of December 31, 2004, we have no employment contracts in place.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 23, 2005, with respect to the beneficial ownership of our shares by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and certain other executives and (iv) all executive officers, certain other officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown. As of March 23, 2005 there were approximately 32,112,603 shares of common stock outstanding.

TITLE OF CLASS                       NAME                          NUMBER OF     PERCENT
                                                                    SHARES      OF CLASS
                                                                     OWNED
-----------------------------------------------------------------------------------------

Common Stock    George Sharp, CEO & Director
                13231 Champion Forest Drive, Ste 213             5,624,133 (1)     15.97%
                Houston, TX  77069
-----------------------------------------------------------------------------------------
Common Stock    Louis Schwartz, CEO SCAN USA
                13231 Champion Forest Drive, Ste 213             1,213,919 (2)      3.72%
                Houston, TX  77069
-----------------------------------------------------------------------------------------
Common Stock    All Executive Officers & Directors, as a group
                (2 persons)                                      6,838,052 (3)     19.47%
-----------------------------------------------------------------------------------------
Common Stock    Gilbert Gertner
                1000 Uptown Park Blvd, Ste 232                   2,307,125 (4)      7.11%
                Houston, TX  77056
-----------------------------------------------------------------------------------------
Common Stock    Octopus Media, LLC
                412 Eighth Avenue                                1,737,560 (5)      5.25%
                New York, NY  10001
-----------------------------------------------------------------------------------------

(1) Includes 1,862,045 shares of common stock pledged as collateral on debt, 3,000,000 shares of common stock under a 5-year option granted in November 2002 at an exercise price of $0.10, and 100,000 shares of common stock under a 3-year warrant granted in December 2003 at an exercise price of $0.10.
(2) Includes 6,667 shares of common stock under a 5-year option granted in January 2001 at an exercise price of $9.00, and 500,000 shares of common stock under a 3-year warrant granted in December 2003 at an exercise price of $0.10.
(3) Includes 3,606,667 shares of common stock under option and warrant agreements.
(4) Includes 333,333 shares of common stock under a warrant agreement with no stated expiration date.
(5) Includes 1,000,000 shares of common stock under a 5-year warrant granted in May 2003 at an exercise price of $0.10.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On November 16, 2000 and December 12, 2000, the Company entered into two note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001 the Company entered into a note agreement with this stockholder in the amount of $100,000. The notes bear interest at 10 percent per annum and are payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. At December 31, 2004 and 2003 the respective balance on the note outstanding was $25,000 and $90,000.

On January 1, 2001, the Company entered into a consulting agreement with Marine Way, Inc., a corporation wholly owned by a stockholder. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company agreed to pay a fee of $ 10,000 a month during the 24-month term of the agreement. On May 19, 2003, the accounts payable resulting from this agreement was converted to equity for the purchase of 300,000 shares of common stock and the signing of a note payable to the stockholder in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At December 31, 2004 and 2003 the balance of this note outstanding was $85,259 and $92,725, respectively, and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

On July 10, 2003 the company assumed a note payable owed by our Chief Executive Officer to an individual dated July 1, 2003, in the amount of $60,000. Such note was non-interest bearing and was due on September 28, 2003. The assumption of this note was recorded as a reduction in accrued compensation owed to our Chief Executive Officer. On September 28, 2003, this note was extinguished with the issuance of 450,000 shares of common stock in full payment of the note. At December 31, 2004 and 2003 the balance of this note outstanding was $-0-.

On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, this note, along with accrued interest, was converted to equity for the purchase of 1,000,000 shares of common stock and the signing of a note payable to the stockholder in the amount of $100,000 bearing interest at 10% per annum and payable in 24 monthly installments beginning July 1, 2003. At December 31, 2004 and 2003 the balance of the long term portion of this note is $-0- and $26,057, respectively, and the balance of the current portion of this note is $26,056 and $48,377, respectively.

On April 5, 2002 and June 5, 2002, the Company entered into notes payable agreements with a company owned by a stockholder in the amounts of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and mature on January 1, 2003 and September 3, 2002, respectively. At both December 31, 2004 and 2003 the balance on these notes outstanding was $270,000, and the whole balance was past due as of December 31, 2004.

On May 17, 2004, the Company entered into notes payable agreements with a director of a subsidiary and two companies owned by such director in the amount of $700,000 bearing interest at 8% interest per annum and payable on May 15, 2005. Such notes are callable by the Company at any time after 90 days from issue. The notes are collateralized by 2.1 million shares of the Company's common stock. The holder of the notes received 1,869,000 REC warrants to purchase shares of the subsidiary's common stock at $.75 per share with a term of three years. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $-0- due to the fair value of the warrants being $-0-. At December 31, 2004, the balance of these notes was $600,000.

During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at December 31, 2004.


ITEM  13.  EXHIBITS

Exhibit No.  Identification of Exhibit
4.1          Incorporated  by  reference to Callable Securities  Purchase  Agreement dated November 30, 2004 by and  among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC,
             AJW  Offshore,  Ltd.  and AJW  Partners,  LLC,  previously  filed  in connection with our Form 8-K
             Current Report filed on December 3, 2004, as Exhibit 4.1.

4.2          Incorporated by reference to Callable   Secured   Convertible  Note  in  the  name  of  New
             Millennium  Capital  Partners II, LLC dated  November 30, 2004, previously filed in connection with our Form 8-K Current Report filed on December 3, 2004, as Exhibit 4.2.

4.3          Incorporated by reference to Callable Secured Convertible Note in the name of AJW Qualified
             Partners, LLC  dated  November  30,  2004, previously filed in connection with our Form 8-K Current
             Report filed on December 3, 2004, as Exhibit 4.3.

4.4          Incorporated by reference to Callable Secured Convertible Note in the name of AJW Offshore, Ltd.
             dated  November 30, 2004, previously filed in connection with our Form 8-K Current Report filed on
             December 3, 2004, as Exhibit 4.4.

4.5          Incorporated by reference to Callable Secured Convertible Note in the name of AJW Partners, LLC dated November 30, 2004, previously filed in connection with our Form 8-K Current Report filed on
             December 3, 2004, as Exhibit 4.5.

4.6          Incorporated by reference to Stock Purchase  Warrant in the name of New Millennium  Capital
             Partners II, LLC dated  November  30, 2004, previously filed in connection with our Form 8-K
             Current Report filed on December 3, 2004, as Exhibit 4.6.

4.7          Incorporated by reference to Stock Purchase Warrant in the name of AJW Qualified  Partners, LLC dated November 30, 2004, previously filed in connection with our Form 8-K Current Report filed on
             December 3, 2004, as Exhibit 4.7.

4.8          Incorporated by reference to Stock Purchase Warrant in the name of AJW Offshore, Ltd. Dated
             November  30, 2004, previously filed in connection with our Form 8-K Current Report filed on
             December 3, 2004, as Exhibit 4.8.

4.9          Incorporated by reference to Stock Purchase Warrant in the name of AJW Partners,  LLC dated
             November  30,  2004, previously filed in connection with our Form 8-K Current Report filed on
             December 3, 2004, as Exhibit 4.9.

4.10         Incorporated by reference to Registration  Rights  Agreement dated November 30, 2004 by and among the Company and New Millennium Capital Partners II, LLC, AJW  Qualified  Partners,  LLC,
             AJW Offshore,  Ltd.  and AJW Partners,  LLC, previously filed in connection with our Form 8-K
             Current Report filed on December 3, 2004, as Exhibit 4.10.


4.11         Incorporated by reference to Security  Agreement  dated  November 30, 2004 by and among the Company and New  Millennium  Capital  Partners  II,  LLC,  AJW Qualified Partners,  LLC, AJW Offshore, Ltd. and
             AJW Partners, previously filed in connection with our Form 8-K Current Report filed on December 3, 2004, as Exhibit 4.11.

4.12         Incorporated by reference to Intellectual  Property  Security  Agreement dated November 30, 2004 by and among  the  Company  and New  Millennium  Capital Partners II, LLC, AJW Qualified  Partners,  LLC,
             AJW Offshore, Ltd. and AJW Partners,  LLC, previously filed in connection with our Form 8-K Current
             Report filed on December 3, 2004, as Exhibit 4.12.

4.13         Incorporated by reference to Guaranty and Pledge  Agreement  dated November 30, 2004 by and among the
             Company,  George Sharp and New  Millennium  Capital Partners II, LLC, AJW Qualified  Partners,
             LLC, AJW Offshore, Ltd. and AJW Partners,  LLC, previously filed in connection with our Form 8-K
             Current Report filed on December 3, 2004, as Exhibit 4.13.

4.14         Incorporated by reference to Callable Secured Convertible Note in the name of New Millennium Capital
             Partners II, LLC dated December 30, 2004, previously filed in connection with our Form 8-K Current
             Report filed on January 3, 2005, as Exhibit 4.14.

4.15         Incorporated by reference to Callable Secured Convertible Note in the name of AJW Qualified Partners,
             LLC  dated  December  30,  2004, previously filed in connection with our Form 8-K Current Report filed on January 3, 2005, as Exhibit 4.15.

4.16         Incorporated by reference to Callable Secured Convertible Note in the name of AJW Offshore, Ltd.  Dated
             December 30, 2004, previously filed in connection with our Form 8-K Current Report filed on January 3,
             2005, as Exhibit 4.16.

4.17         Incorporated by reference to Callable Secured Convertible Note in the name of AJW Partners, LLC dated
             December 30, 2004, previously filed in connection with our Form 8-K Current Report filed on January 3,
             2005, as Exhibit 4.17.

4.18         Incorporated by reference to Stock Purchase  Warrant in the name of New Millennium  Capital Partners  II,
             LLC dated  December  30, 2004, previously filed in connection with our Form 8-K Current Report filed on
             January 3, 2005, as Exhibit 4.18.

4.19         Incorporated by reference to Stock Purchase Warrant in the name of AJW Qualified  Partners, LLC dated
             December 30, 2004, previously filed in connection with our Form 8-K Current Report filed on January 3,
             2005, as Exhibit 4.19.

4.20         Incorporated by reference to Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated December
             30,  2004, previously filed in connection with our Form 8-K Current Report filed on January 3, 2005, as
             Exhibit 4.20.

4.21         Incorporated by reference to Stock Purchase Warrant in the name of AJW Partners,  LLC dated December
             30,  2004, previously filed in connection with our Form 8-K Current Report filed on January 3, 2005, as
             Exhibit 4.21.

4.22         Incorporated by reference to Callable   Secured   Convertible  Note  in  the  name  of  New Millennium
             Capital Partners II, LLC dated January 19, 2005, previously filed in connection our form 8-K Current Report filed on January 25, 2005, as Exhibit 4.22.

4.23         Incorporated by reference to Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated January 19, 2005, previously filed in connection our form 8-K Current Report filed on January 25,
             2005, as Exhibit 4.23.


4.24         Incorporated by reference to Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated
             January 19, 2005, previously filed in connection our form 8-K Current Report filed on January 25, 2005, as
             Exhibit 4.24.

4.25         Incorporated by reference to Callable Secured Convertible Note in the name of AJW Partners, LLC dated
             January 19, 2005, previously filed in connection our form 8-K Current Report filed on January 25, 2005, as
             Exhibit 4.25.

4.26         Incorporated by reference to Stock Purchase  Warrant in the name of New Millennium  Capital Partners II,
             LLC dated January 19, 2005, previously filed in connection our form 8-K Current Report filed on January 25,
             2005, as Exhibit 4.26.

4.27         Incorporated by reference to Stock Purchase Warrant in the name of AJW Qualified  Partners, LLC dated
             January 19, 2005, previously filed in connection our form 8-K Current Report filed on January 25, 2005, as
             Exhibit 4.27.

4.28         Incorporated by reference to Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated January 19,
             2005, previously filed in connection our form 8-K Current Report filed on January 25, 2005, as Exhibit 4.28.

4.29         Incorporated by reference to Stock Purchase Warrant in the name of AJW Partners, LLC dated January 19,
             2005, previously filed in connection our form 8-K Current Report filed on January 25, 2005, as Exhibit 4.29.

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

10.4         Incorporated by reference to Code of Ethics, previously filed in connection with our Form 10-KSB filed
             April 15, 2004, as Exhibit 14.1

10.5         Incorporated by reference to Director resignation letter from Mr. Gilbert Gertner dated November 20, 2003, previously filed in connection with our Form 10-KSB filed April 15, 2004, as Exhibit 17.0.

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

31.2         Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Our independent accountants, Ham, Langston & Brezina, L.L.P., billed an aggregate of $36,298 for the 2004 year and $30,214 for the 2003 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Ham, Langston & Brezina, L.L.P. did not bill us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors perform the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be filed on its behalf by the undersigned, thereunto duly authorized, April 14, 2005.

Sharp Holding Corporation

By:  /s/  George  Sharp
-------------------------------------------------
George Sharp, Director, Chief Executive Officer, Principal
Financial Officer and President


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                              Date
---------                                              ----

By:  /s/  George  Sharp
------------------------------------------------       April 14, 2005
George Sharp, Chairman of the Board of Directors

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
                                   __________


                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                  ------------


                                                                PAGE
                                                                ----

Report of Independent Accountants                                 29

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31,
    2004 and 2003                                                 30

  Consolidated Statement of Operations for the
    years ended December 31, 2004 and 2003                        31

  Consolidated Statement of Stockholders' Deficit
    for the years ended December 31, 2004 and 2003                32

  Consolidated Statement of Cash Flows for the years
    ended December 31, 2004 and 2003                              33

Notes to Consolidated Financial Statements                        34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Sharp Holding Corporation


We have audited the accompanying consolidated balance sheets of Sharp Holding Corporation, a Delaware corporation, as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharp Holding Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations that totaled $2,734,361 and $1,505,330 for the years ended December 31, 2004 and 2003, respectively. These recurring losses have produced an accumulated deficit of $13,530,549, and a working capital deficit of $5,077,988 as of December 31, 2004. In prior years, the Company has made payroll tax deposits with the Internal Revenue Service after the due date and is delinquent on such payments at December 31, 2004. As a result, the Company is subject to interest and penalties in connection therewith. The Company is also delinquent on payments under certain notes payable agreements as of December 31, 2004. The Company may continue to experience negative cash flows from operations as it pursues its business strategy, which would necessitate additional financing. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                  /s/ Ham, Langston & Brezina,  L.L.P.


Houston, Texas
April 8, 2005

                           SHARP HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2004 AND 2003
                                           __________


                                                                        2004           2003
                                                                    -------------  -------------

ASSETS
------

Current assets:
  Cash and cash equivalents                                         $     35,074   $      7,479
  Notes receivable                                                             -         17,000
  Other current assets                                                    42,700              -
                                                                    -------------  -------------

    Total current assets                                                  77,774         24,479

Property and equipment, net                                               56,348          5,063

Deferred technology license, net                                         180,955        308,695

Other noncurrent assets                                                   16,152            588
                                                                    -------------  -------------

    Total assets                                                    $    331,229   $    338,825
                                                                    =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                                  $    657,400   $    565,485
  Accrued payroll taxes                                                  322,253        322,253
  Accrued payroll and contract labor                                     635,897        604,881
  Other accrued liabilities                                              778,568        616,632
  Notes payable to related parties                                     1,006,315        501,102
  Notes payable                                                        1,530,844        950,844
  Deferred revenue                                                       224,485         30,000
                                                                    -------------  -------------

    Total current liabilities                                          5,155,762      3,591,197

Long term notes payable to related parties                                     -         26,057

Long term notes payable                                                   68,222              -
                                                                    -------------  -------------

    Total liabilities                                                  5,223,984      3,617,254

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 80,000,000 shares authorized,            27,076         25,489
   27,075,452 shares and 25,488,448 shares issued and outstanding, respectively
  Additional paid-in capital                                           8,610,718      7,492,270
  Accumulated deficit                                                (13,530,549)   (10,796,188)
                                                                    -------------  -------------

    Total stockholders' equity (deficit)                              (4,892,755)    (3,278,429)
                                                                    -------------  -------------

      Total liabilities and stockholders' equity (deficit)          $    331,229   $    338,825
                                                                    =============  =============

    The accompanying notes are an integral part of these consolidated financial statements.

                       SHARP HOLDING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                       __________

                                                                 2004          2003
                                                             ------------  ------------
Services and other revenues                                  $    67,779   $    82,675
                                                             ------------  ------------

Operating expenses:
  Cost of sales and services                                     309,757       205,725
  Selling, general and administrative                          2,182,393     1,017,892
                                                             ------------  ------------

    Total operating expenses                                   2,492,150     1,223,617
                                                             ------------  ------------

      Loss from operations                                    (2,424,371)   (1,140,942)

Interest expense                                                (309,990)     (400,153)

Net gain on settlement of liabilities                                  -        35,765
                                                             ------------  ------------

      Net loss, continuing operations                         (2,734,361)   (1,505,330)

Discontinued operations-loss from assets held for sale                 -       (20,989)
                                                             ------------  ------------

Net loss                                                     $(2,734,361)  $(1,526,319)
                                                             ============  ============

Basic and diluted net loss per share                         $     (0.11)  $     (0.07)
                                                             ============  ============

Weighted average shares used in computing basic and diluted
  net loss per share                                          26,010,879    22,376,541
                                                             ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                     SHARP HOLDING CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                       __________


                                                                                                           TOTAL
                                                                          ADDITIONAL                    STOCKHOLDERS'
                                                  COMMON STOCK             PAID-IN      ACCUMULATED       EQUITY
                                             SHARES          VALUE         CAPITAL        DEFICIT        (DEFICIT)
                                         --------------  -------------  -------------  -------------  ---------------
Balance December 31, 2002                   16,064,448   $     16,065   $  6,445,539   $ (9,269,869)  $   (2,808,265)

Issuance of common stock and
  warrants as compensation to
  employees, directors and con-
  sultants                                     904,000            904        117,926              -          118,830

Issuance of common stock in
  settlement of debt                         3,295,000          3,295        246,605              -          249,900

Issuance of common stock and
  warrants in asset purchase                 3,000,000          3,000        429,200              -          432,200

Issuance of common stock and
  warrants in asset sale                     1,000,000          1,000        101,000              -          102,000

Issuance of common stock and
  warrants in conjunction with
  notes payable agreements                     900,000            900        116,700              -          117,600

Interest from fixed conversion
  features                                           -              -         30,500              -           30,500

Issuance of common stock upon
  exercise of warrant                          325,000            325          4,800              -            5,125

Net loss                                             -              -              -     (1,526,319)      (1,526,319)
                                         --------------  -------------  -------------  -------------  ---------------

Balance December 31, 2003                   25,488,448         25,489      7,492,270    (10,796,188)      (3,278,429)

Issuance of common stock for cash              330,000            330         29,670              -           30,000

Issuance of common stock and
  warrants as compensation to
  consultants                                  606,000            606        241,694              -          242,300

Issuance of common stock on
  exercise of warrants                         172,407            172         10,552              -           10,724

Issuance of common stock and
  warrants in settlement of debt               478,597            479        185,696              -          186,175

Issuance of warrants in conjunction
  with notes payable agreements                      -              -        146,715              -          146,715

Effect of beneficial conversion feature              -              -        504,121              -          504,121

Net loss                                             -            - _              -     (2,734,361)      (2,734,361)
                                         --------------  -------------  -------------  -------------  ---------------

Balance December 31, 2004                   27,075,452   $     27,076   $  8,610,718   $(13,530,549)  $   (4,892,755)
                                         ==============  =============  =============  =============  ===============

                        The accompanying notes are an integral part of these consolidated financial statements.

                         SHARP HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                         __________


                                                                      2004          2003
                                                                  ------------  ------------
Cash flows from operating activities:
  Net loss                                                        $(2,734,361)  $(1,526,319)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Net loss from discontinued operations                                 -        20,989
      Net gain on settlement of liabilities                                 -       (35,765)
      Reduction of note receivable in lieu of compensation             17,000             -
      Stock-based consideration for services and financing costs      318,397       236,430
      Amortization of debt discount                                    19,058             -
      Depreciation and amortization                                   138,621       101,356
      Amortization of debt discount                                         -        30,500
      Changes in operating assets and liabilities-
        Decrease in accounts receivable                                     -           661
        Increase in other current assets                              (42,700)            -
        Increase in other assets                                      (15,564)          (38)
        Increase in accounts payable and accrued liabilities          764,944       706,861
        Increase in deferred revenue                                  194,485        30,000
                                                                  ------------  ------------

          Net cash used in continuing operations                   (1,340,120)     (435,325)
          Net cash provided by discontinued operations                      -         3,801
                                                                  ------------  ------------

          Net cash used in operating activities                    (1,340,120)     (431,524)
                                                                  ------------  ------------

Cash flows from investing activities:
  Purchases of property and equipment                                 (62,166)            -
  Repayment of note receivable                                              -       140,250
                                                                  ------------  ------------

          Net cash provided by (used in) investing activities         (62,166)      140,250
                                                                  ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of stock and exercise of warrants             30,724         5,125
  Proceeds from borrowings                                          1,820,000       380,500
  Repayment of borrowings                                            (420,843)     (100,190)
                                                                  ------------  ------------

          Net cash provided by financing activities                 1,429,881       285,435
                                                                  ------------  ------------

Net increase (decrease) in cash and cash equivalents                   27,595        (5,839)

Cash and cash equivalents at beginning of period                        7,479        13,318
                                                                  ------------  ------------

Cash and cash equivalents at end of period                        $    35,074   $     7,479
                                                                  ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $    32,264   $    18,341
                                                                  ============  ============

  Cash paid for income taxes                                      $         -   $         -
                                                                  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   SHARP HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  OPERATIONS
     -----------------------------

     The consolidated financial statements of Sharp Holding Corporation (the "Company") include Sharp Holding Corporation ("Sharp"), a Delaware corporation, together with its wholly owned subsidiaries, Sharp Technology, Inc. ("Sharp Technology"), a Delaware corporation; Reserve Energy Corporation ("Reserve" or "REC"), a Delaware corporation incorporated in February 2004 (which began operations in May 2004); and SCAN USA Corporation ("SCAN"), a Delaware corporation incorporated in September 2003 (which began operations in June 2004), (collectively, the "Company").

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


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     The Company has suffered recurring losses from continuing operations of $(2,734,361) and $(1,505,330) for the years ended December 31, 2004 and 2003, respectively. These recurring losses have produced an accumulated deficit of $(13,530,549), and a working capital deficit of $(5,077,988) as of December 31, 2004. Operating losses and negative cash flow have continued during 2005. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern.


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Parent Company and its subsidiaries which are 100% owned. All significant intercompany accounts and transactions have been eliminated in the consolidation of the Company.

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

     CONCENTRATION  OF  CREDIT  RISK  AND  SIGNIFICANT  CUSTOMER
     -----------------------------------------------------------

     During the year ended December 31, 2004, the Company relied on one customer for substantially all of its revenues. Loss of this customer or failure to get new customers would negatively impact the performance of the Company.

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

     REALIZATION  OF  LONG-LIVED  ASSETS
     -----------------------------------

     The impairment of tangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board (FASB) Statement of
     Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. As of December 31, 2004 and 2003, there has been no adjustment to the carrying value of the Company's long-lived assets.

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

     ACCOUNTING  FOR  STOCK-BASED  COMPENSATION
     ------------------------------------------

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company can adopt either of two methods for accounting for stock options granted to employees. The Company has elected to account for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures required by SFAS No. 123.

     No stock options or warrants were granted to employees in 2004 or 2003. Therefore, net loss and proforma net loss under SFAS No. 123 are the same for the years ended December 31, 2004 and 2003.

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

     LOSS  PER  SHARE
     ----------------

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, calculated using the treasury stock method. In applicable periods, all common stock equivalents were antidilutive and, accordingly, were not included in the computation for the Company. See Note 10 for outstanding options.

     RECENT  ACCOUNTING  PRONOUNCEMENTS
     ----------------------------------

     In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on our financial condition or results of operations.

     In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

4.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consist of the following:

                                        USEFUL LIVES      DECEMBER 31
                                          IN YEARS      2004       2003
                                         ----------  ----------  ---------
     Computer equipment                          3   $ 136,157   $ 79,664
     Furniture and fixtures                      5     106,008    106,008
     Leasehold improvements                      1       5,673          -
                                                     ----------  ---------
                                                       247,838    185,672
     Less accumulated depreciation                    (191,490)  (180,609)
                                                     ----------  ---------

       Property and equipment, net                   $  56,348  $   5,063
                                                    ==========  ==========


5.   ACQUISITION AND SALE OF INTELLECTUAL PROPERTY
     ---------------------------------------------

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

6.   TECHNOLOGY AND INTERNET APPLICATION AGREEMENTS
     ----------------------------------------------

     As discussed above in Note 5, in May 2003, the Company acquired a technology license giving the Company the right to make and sell HyperCD products and services for five years with no royalty in year one and $0.015 per each medium sold in years two through five. Accumulated amortization related to the license since its purchase through December 31, 2004 is $202,255.


7.   RELATED-PARTY TRANSACTIONS
     --------------------------

     On November 16, 2000 and December 12, 2000, the Company entered into two note payable agreements with a stockholder in the amount of $60,000 and $40,000, respectively. On March 1, 2001 the Company entered into a note agreement with this stockholder in the amount of $100,000. The notes bear interest at 10 percent per annum and are payable on demand. On November 5, 2002, all three notes, including accrued interest, were converted to equity for the purchase of 1,300,000 shares of common stock and the signing of a new note in the amount of $100,000 bearing interest at 10 percent per annum and payable on demand. At December 31, 2004 and 2003 the respective balance on the note outstanding was $25,000 and $90,000.

     On January 1, 2001, the Company entered into a consulting agreement with Marine Way, Inc., a corporation wholly owned by a stockholder. This agreement provides that Marine Way, Inc. will support the Company's efforts in a variety of areas including planning, analysis and implementation of market opportunities. As compensation for its services, the Company agreed to pay a fee of $ 10,000 a month during the 24-month term of the agreement. On May 19, 2003, the accounts payable resulting from this agreement was converted to equity for the purchase of 300,000 shares of common stock and the signing of a note payable to the stockholder in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At December 31, 2004 and 2003 the balance of this note outstanding was $85,259 and $92,725, respectively, and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

     On July 10, 2003 the company assumed a note payable owed by our Chief Executive Officer to an individual dated July 1, 2003, in the amount of $60,000. Such note was non-interest bearing and was due on September 28, 2003. The assumption of this note was recorded as a reduction in accrued compensation owed to our Chief Executive Officer. On September 28, 2003, this note was extinguished with the issuance of 450,000 shares of common stock in full payment of the note. At December 31, 2004 and 2003 the balance of this note outstanding was $-0-.

     On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, this note, along with accrued interest, was converted to equity for the purchase of 1,000,000 shares of common stock and the signing of a note payable to the stockholder in the amount of $100,000 bearing interest at 10% per annum and payable in 24 monthly installments beginning July 1, 2003. At December 31, 2004 and 2003 the balance of the long-term portion of this note is $-0- and $26,057, respectively, and the balance of the current portion of this note is $26,056 and $48,377, respectively.

     On April 5, 2002 and June 5, 2002, the Company entered into notes payable agreements with a company owned by a stockholder in the amounts of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and mature on January 1, 2003 and September 3, 2002, respectively. At both December 31, 2004 and 2003 the balance on these notes outstanding was $270,000, and the whole balance was past due as of December 31, 2004.

     On May 17, 2004, the Company entered into notes payable agreements with a director of a subsidiary and two companies owned by such director in the amount of $700,000 bearing interest at 8% interest per annum and payable on May 15, 2005. Such notes are callable by the Company at any time after 90 days from issue. The notes are collateralized by 2.1 million shares of the Company's common stock. The holder of the notes received 1,869,000 REC warrants to purchase shares of the subsidiary's common stock at $.75 per share with a term of three years. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $-0- due to the fair value of the warrants being $-0-. At December 31, 2004, the balance of these notes was $600,000.

     During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at December 31, 2004 and 2003.


8.   NOTES PAYABLE
     -------------

     Notes payable to related parties are included in related-party transactions Footnote 7. Other notes payable outstanding at December 31, 2004 and 2003 consist of the following:

                                                                         2004       2003
                                                                      ----------  --------
     Note payable to an individual, bearing interest of 10%
       per year, payable on demand, uncollateralized                  $  245,000  $245,000

     Note payable to an individual (See Note 12)                         465,000   465,000

     Note payable to a company, bearing interest
       of 12% per year, payable on December 31,
       2003, uncollateralized                                             75,000    75,000

     Note payable to a company, bearing interest
       of 6% per year, payable on May 31, 2005, uncollateralized         370,000         -

     Notes payable to one company and one individual,
       bearing interest of 6%, payable  in May and July 2005,
       collateralized by 630,000 shares of the Company's
       common stock                                                      210,000         -

     Callable convertible secured notes payable to four companies, bearing interest of 8%, payable in November and December
       2006, collateralized by substantially all assets and
       intellectual property as well as registration rights, net of
       debt discount of $631,778                                          68,222         -

     Notes payable to two companies and one individual,
       non-interest bearing, due in monthly installments,
       with maturities in 2003 and 2004                                  165,844   165,844
                                                                      ----------  --------

                                                                      $1,599,066  $950,844
                                                                      ==========  ========

     The Company is in default on $705,844 of the total notes payable balance as a result of being past due on payments as of December 31, 2004.

     On November 30, 2004 and December 30, 2004, the Company entered into agreements to issue convertible promissory notes and warrants to purchase a total of 700,000 shares of the Company's common stock in exchange for gross proceeds of $700,000. The notes are for a term of two years, bear interest at 8% per annum, require monthly interest payments, and are collateralized by substantially all assets and intellectual property as well as registration rights of the Company. The holder of the note has the option to convert the note at any time after the issuance date of the note. The note is convertible at the lesser of $.21 or 65% multiplied by the average of the lowest three trading prices for the common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the Company. The notes are secured by accounts receivable, general intangibles, contracts, and contract rights of the Company.

     In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date of the notes. The Company has calculated the beneficial conversion feature of these notes to be $504,121. During the year ended December 31, 2004, the Company recognized $15,143 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible promissory notes.

     Subsequent to December 31, 2004, four individual holders of these convertible promissory notes elected to convert $527,550 of these notes pursuant to the original terms of conversion and were issued 6,676,420 shares of common stock.

     The warrants entitle the holders to purchase 700,000 shares of the Company's common stock at $0.17 per share and expire five years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $146,715 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the year ended December 31, 2004, the Company recognized $3,915 in interest expense related to the accretion of the debt discount associated with the warrants.


9.   INCOME TAXES
     ------------

     The components of the Company's deferred tax assets are as follows:

                                                 DECEMBER 31,
                                              2004          2003
                                          ------------  ------------
     Net operating loss carryforwards     $ 3,487,773   $ 2,824,626
     Technology license                        23,290        23,290
     Accrued expenses not yet deductible      370,965       307,587
     Contributions carryforward                 2,074         2,074
     Property and equipment                    (3,690)      (10,317)
                                          ------------  ------------

         Total deferred tax assets          3,880,412     3,147,260

     Less valuation allowance              (3,880,412)   (3,147,260)
                                          ------------  ------------

           Net deferred tax assets        $         -   $         -
                                          ============  ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2004 and 2003 is as follows:

                                              2004                 2003
                                      --------------------  --------------------
                                        AMOUNT    PERCENT     AMOUNT    PERCENT
                                      ----------  --------  ----------  --------
     Benefit for income tax at
       federal statutory rate         $(929,683)   (34.0%)  $(518,948)   (34.0%)
     Non-deductible expenses            221,958       8.0      13,474      0.9
     Other                              (25,427)     (0.8)      8,293      0.5
     Increase in valuation allowance    733,152      26.8     497,181     32.6
                                      ----------  --------  ----------  --------

                                      $       -         -%  $       -         -%
                                      ==========  ========  ==========  ========

     As  of  December  31,  2004,  the  Company has generated net operating loss
     (NOL) carryforwards of approximately $10.3 million available to reduce future income taxes. These carryforwards begin to expire in 2019. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. The Company's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred a loss since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 2004 and 2003.

10.  COMMON STOCK AND PREFERRED STOCK
     --------------------------------

     PREFERRED  STOCK
     ----------------

     The Company's certificate of incorporation provides for the authorization of 20,000,000 shares of preferred stock with a par value of $.001. There were no preferred shares issued as of December 31, 2004.

     STOCK OPTIONS AND WARRANTS
     --------------------------

     The  Company  follows  SFAS  No.  123,  "Accounting  for  Stock-Based
     Compensation," which establishes fair value as the measurement for transactions in which an entity acquires goods or services from non employees in exchange for equity instruments.

     A summary of the Company's stock options as of December 31, 2004 and 2003, is as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                              NUMBER OF                  EXERCISE    EXERCISE
                               SHARES    EXERCISABLE      PRICE       PRICE
                             ----------  ------------  ------------  ------
     Options outstanding at
       December 31, 2002     3,163,136     3,163,136   $0.10-$15.00  $ 0.40

     Options granted                 -             -
                             ----------  ------------

     Options outstanding at
       December 31, 2003     3,163,136     3,163,136   $0.10-$15.00  $ 0.40

     Options granted                 -             -

     Options expired            (6,667)       (6,667)  $       5.10  $ 5.10
                             ----------  ------------

     Options outstanding at
       December 31, 2004     3,156,469     3,156,469   $0.10-$15.00  $ 0.39
                             ==========  ============

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                    WEIGHTED
                   OUTSTANDING       AVERAGE      WEIGHTED
     RANGE OF         AS OF         REMAINING      AVERAGE
     EXERCISE      DECEMBER 31,    CONTRACTUAL    EXERCISE
     PRICES            2004      LIFE (IN YEARS)    PRICE
     ------------  ------------  ---------------  ---------

     $5.10-$15.00       156,469              1.1  $    6.00

     $0.10            3,000,000              2.9  $    0.10
                    -----------

     $0.10-$15.00     3,156,469              2.8  $    0.39
                    ===========

     A summary of the Company's warrants as of December 31, 2004 and 2003 and warrant activity for the years then ended is as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
                              NUMBER OF                  EXERCISE    EXERCISE
                                SHARES    EXERCISABLE      PRICE       PRICE
                              ----------  ------------  -----------  ---------
     Warrants outstanding at
       December 31, 2002      1,669,998     1,669,998   $0.02-$6.00  $    3.31

     Warrants issued          6,460,000     6,460,000   $0.01-$1.00  $    0.15

     Warrants exercised        (325,000)     (325,000)        $0.02  $    0.02
                              ----------  ------------

     Warrants outstanding at
       December 31, 2003      7,804,998     7,804,998   $0.01-$6.00  $    0.83

     Warrants issued          1,378,597     1,378,597   $0.17-$0.25  $    0.20

     Warrants exercised        (283,138)     (283,138)  $0.01-$0.10  $    0.04

     Warrants expired           (36,111)      (36,111)  $1.00-$5.10  $    2.26
                              ----------  ------------

     Warrants outstanding at
       December 31, 2004      8,864,346     8,864,346   $0.01-$6.00  $    0.75
                              ==========  ============

     The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2004:

                    WEIGHTED
                  OUTSTANDING       AVERAGE       WEIGHTED
     RANGE OF        AS OF         REMAINING       AVERAGE
     EXERCISE     DECEMBER 31,    CONTRACTUAL     EXERCISE
     PRICES           2004      LIFE (IN YEARS)     PRICE
     -----------  ------------  ----------------  ---------
     $0.01-$0.25     7,005,459               2.4  $    0.11
     $0.50-$1.00       700,000               3.0  $    0.82
     $3.00-$6.00     1,158,887               3.0  $    4.62
                  ------------

                    8,864,346               2.5  $    0.75
                  ============

     The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended December 31, 2004 and 2003:

                                 DECEMBER 31,
                               2004     2003
                            ---------  -------
      Dividend yield             -0-%     -0-%
      Expected volatility        200%      30%
      Risk free interest           5%       5%
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

     During the year ended December 31, 2004, the Company recorded approximately $110,697 at the fair value of the warrants granted in compensation and finance costs for warrants issued in 2004. The Company recorded approximately $163,830 at the fair value of the warrants granted in compensation, interest and consideration in the purchase and sale of assets during the year ended December 31, 2003 relating to warrants issued in 2003. The fair values were estimated by management using the Black-Scholes pricing model.


11.  SEGMENT REPORTING
     -----------------

     The Company's operating segments include two of the Company's subsidiaries, Reserve and SCAN. Each of these subsidiaries represents a discrete operating segment upon which management evaluates and measures financial performance. Therefore, each of these operating subsidiaries represents a segment of the Company. A third segment, Other Technology, encompasses the activity of the Company's Sharp Technology subsidiary and other technology related activity of Sharp. Each of the Company's operating segments are engaged in business activities in the United States and, as a result, all of the Company's revenues are generated and assets are held in this country.

     The  segments'  accounting  policies  are  the  same  as those described in
     Note 3 above. Transactions between reportable segments are reported gross in segment reporting and are eliminated in consolidation.

     The following represents selected segment information for the year ended December 31, 2004:

                                          OTHER
                                        TECHNOLOGY    RESERVE       SCAN        TOTALS
                                       ------------  ----------  ----------  ------------
     Revenues from external customers  $    67,779   $       -   $       -   $    67,779
     Segment loss                         (172,085)   (556,315)   (902,786)   (1,631,186)
     Segment assets                        182,920      56,206      30,052       269,178

     The following represents selected segment information for the year ended December 31, 2003:

                                          OTHER
                                        TECHNOLOGY   RESERVE   SCAN     TOTALS
                                       ------------  --------  -----  ----------
     Revenues from external customers  $    82,675   $      -  $   -  $  82,675
     Segment loss                         (275,908)         -      -   (275,908)
     Segment assets                        331,103          -      -    331,103

     The following represents reconciliations from segment totals to the totals reflected in consolidated financial statements for the years ended December 31, 2004 and 2003:

                                                               2004          2003
                                                           ------------  ------------
PROFIT OR LOSS
--------------
Total loss for reportable segments                         $(1,631,186)  $  (275,908)
Corporate interest expense                                    (259,478)     (275,153)
Intercompany management fees                                    55,000             -
Gain on settlement of corporate payables                             -        35,765
Unallocated corporate general and administrative expenses     (898,697)   (1,011,023)
                                                           ------------  ------------

           Loss before income taxes                        $(2,734,361)  $(1,526,319)
                                                           ============  ============


ASSETS
------
Total assets for reportable segments                       $   269,178   $   331,103
Assets held by corporate:
    Cash                                                        20,763         7,134
    Other current assets                                        40,700             -
    Other assets                                                   588           588
                                                           ------------  ------------

           Total consolidated assets                       $   331,229   $   338,825
                                                           ============  ============


12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     OPERATING LEASES
     ----------------

     The Company leases office space and certain equipment under operating leases with various parties. Rental expense for the periods ended December 31, 2004 and 2003 was $48,421 and $23,218, respectively. At December 31, 2004 future minimum lease payments under non-cancelable operating leases are $66,760 in 2005, $79,281 in 2006, and $58,417 in 2007.

     CONTINGENCIES
     -------------

     At December 31, 2004, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through December 31, 2004. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations.

     On  February  8,  2002  petition  number  2002-06647,  "Leslie  Sachnowitz
     Meimoun and Sheila Sachnowitz Curl vs. George T. Sharp and Sharp Technology, Inc.," was filed against the Company's subsidiary, Sharp Technology, Inc. and the Company's chief executive officer in the District Court of Harris County, Texas, 334th Judicial District. In the petition, the heirs of a recently deceased note holder/shareholder seek judgment against the Company for non-payment of a note. In addition to the $200,000 principal balance of the note, the plaintiffs seek payment of past due interest on the debt and reimbursement of court costs including reasonable attorneys fees. On July 26, 2002, the Company reached a settlement that allowed the Company to pay a total amount of $250,000 that includes all interest, legal fees, and court costs by December 31, 2002. One Million Five Hundred Thousand (1,500,000) shares of the Company's restricted common stock collateralize the settlement and would have been returned to the Company if payment had been made by December 31, 2002, in accordance with the settlement agreement. At December 31, 2002, payment was not made according to the settlement and as a result the Company was liable for an additional $100,000 under the provisions of the settlement. On June 18, 2003 the Company reached a settlement that allows the Company to pay a total amount of $400,000 that includes all interest, legal fees, and court costs on or before September 1, 2003. If such payment was made by September 1, 2003, in accordance with the agreement, the 1,500,000 shares of the Company's restricted common stock held as collateral would be returned to the Company. Payment was not made according to the settlement and as a result on October 1, 2003 the Company was liable for an additional $75,000 under the provisions of the settlement. This additional amount has been accrued at December 31, 2004 and is reflected in notes payable in the accompanying Consolidated Balance Sheet.


                                     - 44 -
     In addition, from time to time, the Company is involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.


13.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During 2004 and 2003, the Company had the following non-cash investing and financing activities:

     In February 2003, the Company issued stock and warrants with a value of $432,200 for the purchase of equipment with a value of $35,000 and patents and trademarks with a value of $571,000. In addition to the stock and warrants issued, the purchase price included the assumption of $130,800 of accounts payable, the forgiveness of a $43,000 advance the Company made in 2002, and the receipt of $24,790 of accounts receivable.

     In May 2003, the Company sold the patents, trademarks and equipment that were purchased in February, 2003, and issued stock and warrants with a value of $102,000 for the forgiveness of a $120,000 note payable the Company owed and the receipt of a $180,000 note receivable. As part of the sale agreement, the Company received a technology license with a value of $383,210. The note receivable was reduced by $39,750 in 2003 when the debtor paid accounts payable and a note payable of the Company.

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

     In December 2004, the Company converted $108,000 in notes payable and accrued interest of $2,078 to common stock.

     In December 2004, notes payable to related parties was reduced by $10,000 as payment for the exercise of warrants to purchase 100,000 shares of common stock.

     During 2004, the Company converted $478,000 in accrued expenses to notes payable.


14.  SUBSEQUENT  EVENTS
     ------------------

     In November 1999, the Company entered into a development and distribution partnership agreement with Qwest Communications ("Qwest", then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest did not perform under this agreement. The Company is pursued its right to binding arbitration with Qwest for specific performance under this agreement or to be compensated for its loss of revenue.

     In connection with that same development and distribution partnership agreement with Qwest, the Company engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and the Company under this agreement. On May 15, 2002 petition number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., et al " was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation is attempting to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments.

     In June 2004 the above legal matters between Sharp Technology and Qwest and Navi-Gates were scheduled for an arbitration hearing to be held at the Houston, Texas offices of the American Arbitration Association in February 2005. On January 26, 2005 the matters were resolved to all parties' satisfaction with no additional expense to the Company.