Form 10QSB
period 2005-03-31
SHARP HOLDING CORP
filed 2005-05-23
CIK 1101588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28829

SHARP HOLDING CORPORATION

(Name of Small Business Issuer in Its Charter)

DELAWARE	65-0970516
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13231 CHAMPION FOREST DRIVE, SUITE 213, HOUSTON, TEXAS 77069

(Address of Principal Executive Offices) (Zip Code)

(713) 960-9100

(Issuer's Telephone Number, Including Area code)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2005 there were 40,837,603 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
March 31, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations for the
three months ended March 31, 2005 and 2004 (unaudited)

Consolidated Statement of Stockholders' Deficit for the
three months ended March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the
three months ended March 31, 2005 and 2004 (unaudited)

SHARP HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
__________

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$6,474	$35,074
Other current assets	44,394	42,700
Total current assets	50,868	77,774
Property and equipment, net	51,978	56,348
Deferred technology license, net	149,020	180,955
Other noncurrent assets	16,152	16,152
Total assets	$268,018	$331,229

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$666,955	$657,400
Accrued payroll taxes	322,253	322,253
Accrued payroll and contract labor	585,037	635,897
Other accrued liabilities	791,760	778,568
Notes payable to related parties	943,449	1,006,315
Notes payable	1,530,844	1,530,844
Deferred revenue	224,485	224,485
Total current liabilities	5,064,783	5,155,762
Long term notes payable	57,044	68,222
Total liabilities	5,121,827	5,223,984
Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.001 par value, 80,000,000 shares authorized, 33,462,603 shares and 27,075,452 shares issued and outstanding, respectively	33,463	27,076
Additional paid-in capital	9,543,748	8,610,718
Accumulated deficit	(14,431,020)	(13,530,549)
Total stockholders' equity (deficit)	(4,853,809)	(4,892,755)
Total liabilities and stockholders' equity (deficit)	$268,018	$331,229

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2005 and 2004
__________

	2005	2004

Revenues	$5,035	$22,084
Operating expenses:
Cost of sales and services	52,814	46,620
Selling, general and administrative	615,477	307,994
Total operating expenses	668,291	354,614
Loss from operations	(663,256)	(332,530)
Interest expense	(537,215)	(23,478)
Gain from settlement of lawsuit	300,000	-

Net loss	$(900,471)	$(356,008)
Basic and diluted net loss per share	$(0.03)	$(0.01)
Weighted average shares used in computing basic and diluted net loss per share	28,154,074	25,492,074

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
for the three months ended March 31, 2005
__________

	Common Stock
	Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at December 31, 2004	27,075,452	$27,076	$8,610,718	$(13,530,549)	$(4,892,755)

Issuance of common stock on exercise of warrants	310,731	311	50,796	-	51,107

Issuance of common stock and warrants as compensation to consultants	750,000	750	95,650	-	96,400

Issuance of warrants in conjunction with notes payable agreements	-	-	95,082	-	95,082

Effect of beneficial conversion feature	-	-	204,918	-	204,918

Issuance of common stock upon election to convert notes payable	5,326,420	5,326	486,584	-	491,910

Net loss	-	-	-	(900,471)	(900,471)

Balance at March 31, 2005	33,462,603	$33,463	$9,543,748	$(14,431,020)	$(4,853,809)

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2005 and 2004
__________

	2005	2004

Cash flows from operating activities:
Net loss	$(900,471)	$(356,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based consideration for services and financing costs	96,400	-
Amortization of debt discount	480,732	-
Depreciation and amortization	38,522	33,699
Changes in operating assets and liabilities-
Increase in accounts receivable	-	(6,810)
Increase in other current assets	(1,694)	-
(Decrease) Increase in accounts payable and accrued liabilities	(28,113)	392,131
Decrease in deferred revenue	-	(5,515)

Net cash provided by (used in) operating activities	(314,624)	57,497

Cash flows from investing activities
Purchases of property and equipment	(2,217)	-

Net cash used in investing activities	(2,217)	-

Cash flows from financing activities:
Proceeds from issuance of stock	51,107	30,000
Proceeds from borrowings	375,000	-
Repayment of borrowings	(137,866)	(11,647)

Net cash provided by financing activities	288,241	18,353

Net increase (decrease) in cash and cash equivalents	(28,600)	75,850

Cash and cash equivalents at beginning of period	35,074	7,479

Cash and cash equivalents at end of period	$6,474	$83,329

Supplemental disclosure of cash flow information:
Cash paid for interest	$545	$1,764
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of warrants in conjunction with notes payable agreements	$95,082	$-
Beneficial conversion feature on notes payable	$204,918	$-
Issuance of common stock upon election to convert notes payable	$491,910	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________

1.	Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Organization and Operations

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

The Company has reported recurring losses of $900,471 and $356,008 for the three-month periods ended March 31, 2005 and 2004, respectively. These recurring losses have produced an accumulated deficit of $14,431,020, and a working capital deficit of $5,013,915 as of March 31, 2005. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company is also delinquent on payments under certain note payable agreements. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2004, was qualified with respect to that risk.

3.	Notes Payable

Notes payable to related parties are included in related-party transactions Footnote 4. Other notes payable outstanding at March 31, 2005 and December 31, 2004 consist of the following:

	2005	2004

Note payable to an individual, bearing interest of 10% per year, payable on demand, uncollateralized	$245,000	$245,000

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

3.	Notes Payable, continued

Note payable to an individual	465,000	465,000

Note payable to a company, bearing interest of 12% per year, payable on December 31, 2003, uncollateralized	75,000	75,000

Note payable to a company, bearing interest of 6% per year, payable May 31, 2005, uncollateralized	370,000	370,000

Notes payable to one company and one individual, bearing interest of 6%, payable in May and July 2005, collateralized by 630,000 shares of the Company's common stock	210,000	210,000

Callable convertible secured notes payable to four companies, bearing interest of 8%, maturing in November 2006 through January 2007, collateralized by substantially all assets and intellectual property as well as registration rights, net of debt discount of $451,045 at March 31, 2005 and $631,778 at December 31, 2004	57,044	68,222

Notes payable to two companies and one individual, non-interest bearing, due in monthly installments, with maturities in 2003 and 2004	165,844	165,844

	$1,587,888	$1,599,066

The Company is in default on $705,844 of the total notes payable balance as a result of being past due on payments as of March 31, 2005.

On November 30, 2004, December 30, 2004 and January 19, 2005 the Company entered into agreements to issue convertible promissory notes and warrants to purchase a total of 1,000,000 shares of the Company's common stock in exchange for gross proceeds of $1,000,000, $300,000 of which was received in the three months ended March 31, 2005. The notes are for a term of two years, bear interest at 8% per annum, require monthly interest payments, and are collateralized by substantially all assets and intellectual property as well as registration rights of the Company. The holder of the note has the option to convert the note at any time after the issuance date of the note. The note is convertible at the lesser of $.21 or 65% multiplied by the average of the lowest three trading prices for the common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the Company. The notes are collateralized by accounts receivable, general intangibles, contracts, and contract rights of the Company.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date of the notes. The Company has calculated the beneficial conversion feature of these notes to be $709,039, $204,918 of which was associated with the $300,000 note payable agreement entered into on January 19, 2005. Through March 31, 2005, the Company recognized $392,797 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible promissory notes, $377,653 of which was recorded in the three months ended March 31, 2005.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

3.	Notes Payable, continued

During the 3 months ended March 31, 2005, four individual holders of these convertible promissory notes elected to convert $491,910 of these notes pursuant to the original terms of conversion and were issued 5,326,420 shares of common stock. Subsequent to March 31, 2005, four holders of these promissory notes elected to convert an additional $109,930 of these notes pursuant to the original terms of conversion and were issued 5,900,000 shares of common stock.

The warrants entitle the holders to purchase 1,000,000 shares of the Company's common stock at $0.17 per share and expire five years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $241,797, $95,082 of which related to the warrants issued on January 19, 2005, and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. Through March 31, 2005, the Company recognized $106,994 in interest expense related to the accretion of the debt discount associated with the warrants, $103,079 of which was recorded in the three months ended March 31, 2005.

4.	Related-Party Transactions

During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at March 31, 2005.

During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of March 31, 2005, the entire balance of both notes was past due.

On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, the Company extinguished this note payable plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. At March 31, 2005, the balance on this note is $13,190.

On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At March 31, 2005, the balance of this note was $85,259 and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

4.	Related-Party Transactions, continued

On May 17, 2004, the Company entered into notes payable agreements with a director of a subsidiary and two companies owned by such director in the amount of $700,000 bearing interest at 8% interest per annum and payable on May 15, 2005. Such notes are callable by the Company at any time after 90 days from issue. The notes are collateralized by 2.1 million shares of the Company's common stock. The holder of the notes received 1,869,000 REC warrants to purchase shares of the subsidiary's common stock at $.75 per share with a term of three years. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $-0- due to the fair value of the warrants being $-0-. At March 31, 2005, the balance of these notes was $500,000.

On March 15, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $50,000 paying interest of $5,000 on maturity at April 30, 2005. At March 31, 2005, the balance on this note is $50,000.

On March 8, 2005, the Company entered into a note payable agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer in the amount of $25,000 paying interest of $5,000 on maturity at April 22, 2005. At March 31, 2005, the balance on this note is $25,000.

5.	Commitments and Contingencies

At March 31, 2005, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through March 31, 2005. Management believes additional interest and penalties if any are levied will not be material to the Company's financial position or results of operations.

From time to time, the Company is involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

6.	Segment Reporting

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

The segments' accounting policies are the same as those described in the summary of significant accounting policies in the notes to the financial statements for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Transactions between reportable segments are reported gross in segment reporting and are eliminated in consolidation.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

6.	Segment Reporting

The following represents selected segment information for the three months ended March 31, 2005:

	Other Technology	Reserve	Scan	Totals

Revenues from external customers	$4,825	$-	$210	$5,035
Segment loss	(35,529)	(88,313)	(300,361)	(424,203)
Segment assets	150,630	51,891	20,365	222,886

The following represents selected segment information for the three months ended March 31, 2004:

	Other Technology	Reserve	Scan	Totals

Revenues from external customers	$22,084	$-	$-	$22,084
Segment loss	(26,365)	-	-	(26,365)
Segment assets	297,307	-	-	297,307

The following represents reconciliations from segment totals to the totals reflected in the unaudited consolidated financial statements for the three-month periods ended March 31, 2005 and 2004:

	2005	2004
Profit or Loss
Total loss for reportable segments	$(424,203)	$(26,365)
Corporate interest expense	(518,516)	(23,478)
Gain from settlement of lawsuit	300,000	-
Unallocated corporate general and administrative expenses	(257,752)	(306,165)

Loss before income taxes	$(900,471)	$(356,008)

Assets
Total assets for reportable segments	$222,886	$297,307
Assets held by corporate:
Cash	150	83,081
Accounts receivable	-	6,810
Other current assets	44,394	-
Other assets	588	588

Total consolidated assets	$268,018	$387,786

7.	SETTLEMENT OF LAWSUIT

In November 1999, the Company entered into a development and distribution partnership agreement with Qwest Communications ("Qwest", then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest did not perform under this agreement. The Company pursued its right to binding arbitration with Qwest for specific performance under this agreement or compensation for a loss of revenue.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

7.	SETTLEMENT OF LAWSUIT, CONTINUED

In connection with that same development and distribution partnership agreement with Qwest, the Company engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and the Company under this agreement. On May 15, 2002 Cause Number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., et al…" was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation attempted to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments.

In June 2004 the above legal matters between Sharp Technology and Qwest and Navi-Gates were scheduled for an arbitration hearing to be held at the Houston, Texas offices of the American Arbitration Association in February 2005. On January 26, 2005 the matters were resolved to all parties' satisfaction with no additional expense to the Company.

8.	STOCK OPTIONS AND WARRANTS

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes fair value as the measurement for transactions in which an entity acquires goods or services from non employees in exchange for equity instruments.

A summary of the Company's stock options as of March 31, 2005 and December 31, 2004 is as follows:

				Weighted
				Average
	Number of		Exercise	Exercise
	Shares	Exercisable	Price	Price
Options outstanding at
December 31, 2004	3,156,469	3,156,469	$0.10-$15.00	$0.39
Options expired	(20,332)	(20,332)	$5.10-$6.00	$5.48
Options outstanding at
March 31, 2005	3,136,137	3,136,137	$0.10-$15.00	$0.36

The following table summarizes information about stock options outstanding and exercisable at March 31, 2005:

		Weighted
	Outstanding	Average	Weighted
Range of	as of	Remaining	Average
Exercise	March 31,	Contractual	Exercise
Prices	2005	Life (In Years)	Price

$5.10-$15.00	136,137.85		$6.07
$0.10	3,000,000	2.65	$0.10

$0.10-$15.00	3,136,137	2.55	$0.36

A summary of the Company’s warrants as of March 31, 2005 and December 31, 2004 and warrant activity for the quarter ended March 31, 2005 is as follows:

	Number of Shares	Exercisable	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at
December 31, 2004	8,864,346	8,864,346	$0.01-$6.00	$0.75

Warrants issued	600,000	600,000	$0.10-$0.17	$0.14

Warrants exercised	(200,000)	(200,000)	$0.25	$0.25

Warrants expired/forfeited	(378,334)	(378,334)	$0.10-$5.10	$1.11

Warrants outstanding at
March 31, 2005	8,886,012	8,886,012	$0.01-$6.00	$0.81

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2005:
		Weighted
	Outstanding	Average	Weighted
Range of	as of	Remaining	Average
Exercise	March 31,	Contractual	Exercise
Prices	2005	Life (In Years)	Price

$0.01-$0.25	7,105,459	2.37	$0.10
$0.50-$1.00	550,000	2.97	$0.91
$3.00-$6.00	1,230,553	2.75	$4.89

	8,886,012	2.46	$0.81

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended March 31, 2005 and 2004:

	March 31,
	2005	2004

Dividend yield	-0-%	-0-%
Expected volatility	200%	200%
Risk free interest	5%	5%
Expected lives	Actual	Actual

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

During the three months ended Mach 31, 2005, the Company recorded approximately $106,482 at the fair value of the warrants granted in compensation and finance costs for warrants issued in the first quarter of 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

During the three-month periods ended March 31, 2005 and 2004, we had total revenues of $5,000 and $22,000, respectively. Revenue in both periods was entirely attributable to Hyper CD technology, and the decrease of $17,000 in 2005 from 2004 was due to lower number of customer jobs processed in 2005.

Costs of sales totaled $53,000 and $47,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Costs of sales remained virtually flat in 2005 over 2004 due to Fixed Hyper CD license fees of the technology.

Selling, general and administrative expenses totaled $615,000 and $308,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The $307,000 increase can be attributed to higher levels of payroll, consulting expense, travel and professional fees associated with the start-up of two new subsidiary companies during the second quarter 2004.

Interest expense totaled $537,000 and $23,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The $514,000 increase is attributed to the convertible promissory notes signed in the fourth quarter of 2004 and first quarter of 2005. The cost of the beneficial conversion feature as well as costs attributed to warrants issued with such debt are amortized over the life of the notes to interest expense ($481,000 in first quarter 2005). The remaining increase over 2004 is strictly a function of increase in borrowings over 2004.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2005 we have an accumulated deficit of $14.4 million. We have a working capital deficit of $5.0 million at March 31, 2005. Operating losses have continued during 2005, which have been funded through proceeds of $375,000 from new debt in the three months ended March 31, 2005. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We are also delinquent on payments under certain notes payable agreements. We expect cash flow deficits to continue, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2004, was qualified with respect to that risk.

At March 31, 2005 we have no material outstanding purchase commitments and during fiscal years 2005 and 2004 there are no significant elements of income or loss that do not arise from our continuing operations, other than a one-time gain on a lawsuit settlement. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

New Accounting Pronouncements

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2004 for disclosures regarding the Company's treatment of new accounting pronouncements.

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

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In November 1999, the Company entered into a development and distribution partnership agreement with Qwest Communications ("Qwest", then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest did not perform under this agreement. The Company pursued its right to binding arbitration with Qwest for specific performance under this agreement or compensation for a loss of revenue.

In connection with that same development and distribution partnership agreement with Qwest, the Company engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and the Company under this agreement. On May 15, 2002 Cause Number 2002-24598, "Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., et al…" was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation attempted to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments.

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

During the quarter ended March 31, 2005, we made the following transactions in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended (the "Act").

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

In January 2005, we issued 310,731 shares of common stock to two individuals upon the exercise of outstanding warrants with proceeds of $51,107 recognized by the Company.

In January 2005, we issued warrants to purchase 300,000 shares of common stock to four companies as a financing cost related to notes payable agreements with such companies. The warrants have an exercise price of $.17 and are exercisable over a five year period. We valued this transaction at a total of $95,082.

In January 2005 we issued 1,313,210 shares of common stock to four companies pursuant to the conversion provisions of notes payable owed to the companies. We valued this transaction at a total of $304,402.

In February 2005, we issued 750,000 shares of common stock to one company and one individual as payment-in-kind for consulting services rendered to us. We valued these transactions at $85,000.

In February 2005 we issued 1,313,210 shares of common stock to four companies pursuant to the conversion provisions of notes payable owed to the companies. We valued this transaction at a total of $91,793.

In March 2005 we issued 2,750,000 shares of common stock to four companies pursuant to the conversion provisions of notes payable owed to the companies. We valued this transaction at a total of $95,715.

In March 2005 we issued warrants to purchase 300,000 shares of common stock to three individuals as compensation for consulting services rendered to us. The warrants have an exercise price of $0.10 and expire in May 2007. We valued this transaction at $11,400.

ITEM 6.	EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sharp Holding Corporation

By: /s/ George Sharp	May 20, 2005
George Sharp, Director, Chief Executive Officer,
Principal Financial Officer and President