Form 10QSB
period 2005-06-30
SHARP HOLDING CORP
filed 2005-08-22
CIK 1101588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(713) 960-9100
(Issuer’s Telephone Number, Including Area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2005 there were 72,487,696 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations for the three months
and six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statement of Stockholders’ Deficit for the
six months ended June 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the
six months ended June 30, 2005 and 2004 (unaudited)

SHARP HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
__________

	June 30, 2005	December 31, 2004
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$-	$35,074
Accounts receivable	1,600	-
Other current assets	34,553	42,700

Total current assets	36,153	77,774

Property and equipment, net	46,817	56,348

Deferred technology license, net	117,085	180,955

Other noncurrent assets	16,152	16,152

Total assets	$216,207	$331,229

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Cash overdraft	$8,447	$-
Accounts payable	679,652	657,400
Accrued payroll taxes	322,253	322,253
Accrued payroll and contract labor	698,337	635,897
Other accrued liabilities	1,042,860	778,568
Notes payable to related parties	930,259	1,006,315
Notes payable	1,169,844	1,530,844
Deferred revenue	274,485	224,485

Total current liabilities	5,126,137	5,155,762

Long term notes payable	66,532	68,222

Total liabilities	5,192,669	5,223,984

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.001 par value, 80,000,000 shares authorized, 64,722,618 shares and 27,075,452 shares issued and outstanding, respectively	64,723	27,076
Additional paid-in capital	10,286,126	8,610,718
Accumulated deficit	(15,327,311)	(13,530,549)

Total stockholders’ equity (deficit)	(4,976,462)	(4,892,755)

Total liabilities and stockholders’ equity (deficit)	$216,207	$331,229

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

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2005 and 2004
__________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$14,853	$19,636	$19,888	$41,720

Operating expenses:
Cost of sales and services	54,218	48,290	107,032	94,910
Selling, general and administrative	569,701	513,071	1,185,178	821,065

Total operating expenses	623,919	561,361	1,292,210	915,975

Loss from operations	(609,066)	(541,725)	(1,272,322)	(874,255)

Interest expense	(287,225)	(32,753)	(824,440)	(56,231)
Gain on settlement of lawsuit	-	-	300,000	-

Net loss	$(896,291)	$(574,478)	$(1,796,762)	$(930,486)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	40,848,238	25,857,547	34,346,463	25,674,811

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
for the six months ended June 30, 2005
__________

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)

Balance at December 31, 2004	27,075,452	$27,076	$8,610,718	$(13,530,549)	$(4,892,755)

Issuance of common stock on exercise of warrants	310,731	311	50,796	-	51,107

Issuance of common stock and warrants as compensation to consultants	1,325,000	1,325	141,302	-	142,627

Issuance of warrants in conjunction with notes payable agreements	-	-	95,082	-	95,082

Effect of beneficial conversion feature	-	-	204,918	-	204,918

Issuance of common stock in settlement of debt	13,785,015	13,785	497,616	-	511,401

Issuance of common stock upon election to convert notes payable	22,226,420	22,226	685,694	-	707,920

Net loss	-	-	-	(1,796,762)	(1,796,762)

Balance at June 30, 2005	64,722,618	$64,723	$10,286,126	$(15,327,311)	$(4,976,462)

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2005 and 2004
__________

	2005	2004

Cash flows from operating activities:
Net loss	$(1,796,762)	$(930,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Stock-based consideration for services and financing costs	142,627	-
Reduction of note receivable in lieu of compensation	-	17,000
Amortization of debt discount	706,221	130,300
Depreciation and amortization	77,024	66,300
Changes in operating assets and liabilities-
Increase in accounts receivable	(1,600)	-
Decrease in other current assets	8,147	-
Increase in accounts payable and accrued liabilities	388,841	446,407
Increase (Decrease) in deferred revenue	50,000	(5,515)

Net cash used in operating activities	(425,502)	(275,994)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,623)	(4,571)

Net cash used in investing activities	(3,623)	(4,571)

Cash flows from financing activities:
Proceeds from issuance of common stock	51,107	30,000
Proceeds from borrowings	495,000	835,000
Repayment of borrowings	(152,056)	(56,053)

Net cash provided by financing activities	394,051	808,947

Net (decrease) increase in cash and cash equivalents	(35,074)	528,382

Cash and cash equivalents at beginning of period	35,074	7,479

Cash and cash equivalents at end of period	$-	$535,861

Supplemental disclosure of cash flow information:
Cash paid for interest	$765	$4,008

Supplemental disclosure of noncash investing and financing activities:
Issuance of warrants in conjunction with notes payable agreements	$95,082	$-
Beneficial conversion feature on notes payable	$204,918	$-
Issuance of common stock upon election to convert notes payable	$707,920	$-
Issuance of common stock & warrants for notes payable & accrued interest	$121,000	$-
Issuance of common stock in settlement of debt	$511,401	$-
Conversion of accrued liabilities for notes payable	$-	$470,000

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

1.	Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Organization and Operations

The consolidated financial statements of Sharp Holding Corporation (the “Company”) include Sharp Holding Corporation (“Sharp”), a Delaware corporation, along with its wholly owned subsidiaries Sharp Technology, Inc. (“Sharp Technology”), a Delaware corporation; Reserve Energy Corporation (“Reserve”), a Delaware corporation incorporated in February 2004 (which began operations in May 2004); and SCAN USA Corporation (“SCAN”), a Delaware corporation incorporated in September 2003 (which began operations in June 2004), (collectively, the “Company”).

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

The Company has reported recurring net losses of $896,291 and $574,478 for the three-month periods ended June 30, 2005 and 2004, as well as losses of $1,796,762 and $930,486 for the six-month periods ended June 30, 2005 and 2004, respectively. These recurring losses have produced an accumulated deficit of $15,327,311, and a working capital deficit of $5,089,984 as of June 30, 2005. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company is also delinquent on payments under certain note payable agreements. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise substantial doubt as to the Company’s ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2004, was qualified with respect to that risk.

3.	Notes Payable

Notes payable to related parties are included in related-party transactions Footnote 4. Other notes payable outstanding at June 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
Note payable to an individual, bearing interest of 10%per year, payable on demand, uncollateralized	$245,000	$245,000

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

3.	Notes Payable, continued

Note payable to an individual	465,000	465,000

Note payable to a company, bearing interest of 12% per year, payable on December 31, 2003, uncollateralized	75,000	75,000

Note payable to a company, bearing interest of 6% per year, payable on May 31, 2005, uncollateralized	-	370,000

Notes payable to one company and one individual, bearing interest of 8% per year, payable in May and June 2005, collateralized by 630,000 shares of the Company’s common stock	210,000	210,000

Callable convertible secured notes payable to four companies, bearing interest of 8%, maturing in November 2006 through January 2007, collateralized by substantially all assets and intellectual property as well as registration rights, net of debt discount of $225,547 at June 30, 2005 and $631,778 at December 31, 2004	66,532	68,222

Note payable to an individual, due June 21. 2005	10,000	-

Notes payable to two companies and one individual, non-interest bearing, due in monthly installments, with maturities in 2003 and 2004	164,844	165,844

	$1,236,376	$1,599,066

The Company is in default on $764,844 of the total notes payable balance as a result of being past due on payments as of June 30, 2005.

On November 30, 2004, December 30, 2004 and January 19, 2005 the Company entered into agreements to issue convertible promissory notes and warrants to purchase a total of 1,000,000 shares of the Company's common stock in exchange for gross proceeds of $1,000,000, $300,000 of which was received in the six months ended June 30, 2005. The notes are for a term of two years, bear interest at 8% per annum, require monthly interest payments, and are collateralized by substantially all assets and intellectual property as well as registration rights of the Company. The holder of the note has the option to convert the note at any time after the issuance date of the note. The note is convertible at the lesser of $.21 or 65% multiplied by the average of the lowest three trading prices for the common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the Company. The notes are collateralized by accounts receivable, general intangibles, contracts, and contract rights of the Company.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date of the notes. The Company has calculated the beneficial conversion feature of these notes to be $709,039, $204,918 of which was associated with the $300,000 note payable agreement entered into on January 19, 2005. Through June 30, 2005, the Company recognized $554,976 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible promissory notes, $539,832 of which was recorded in the six months ended June 30, 2005.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

3.	Notes Payable, continued

During the six months ended June 30, 2005, four individual holders of these convertible promissory notes elected to convert $707,920 of these notes pursuant to the original terms of conversion and were issued 22,226,420 shares of common stock.

The warrants entitle the holders to purchase 1,000,000 shares of the Company's common stock at $0.17 per share and expire five years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $241,797, $95,082 of which related to the warrants issued on January 19, 2005, and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. Through June 30, 2005, the Company recognized $170,312 in interest expense related to the accretion of the debt discount associated with the warrants, $166,397 of which was recorded in the six months ended June 30, 2005.

4.	Related-Party Transactions

During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at June 30, 2005.

During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of June 30, 2005, the entire balance of both notes was past due.

On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, the Company extinguished this note payable plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. As of June 30, 2005, this note was paid off and the balance on this note is $-0-.

On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At June 30, 2005, the balance of this note was $85,259 and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

On May 17, 2004, the Company entered into notes payable agreements with a director of a subsidiary and two companies owned by such director in the amount of $700,000 bearing interest at 8% per annum and payable on May 15, 2005. Such notes are callable by the Company at any time after 90 days from issuance. The notes are collateralized by 2.1 million shares of the Company’s common stock. The holder of the notes received 1,869,000 REC warrants to purchase shares of the subsidiary’s common stock at $.75 per share with a term of three years. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $-0- due to the fair value of the warrants being $-0-. At June 30, 2005, the balance of these notes was $500,000 and the entire amount of such notes is past due.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

4.	Related-Party Transactions, continued

On March 15, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $50,000 paying interest of $5,000 on maturity at April 30, 2005. On April 30, 2005, the Company extinguished this note payable, plus $5,000 of accrued interest on such note, through issuance of 1,375,000 shares of common stock. At June 30, 2005, the balance on this note is $-0-.

On April 8, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $50,000 paying interest of $5,000 on maturity at May 23, 2005. On May 23, 2005, the Company extinguished this note payable, plus $5,000 of accrued interest on such note, through issuance of 1,375,000 shares of common stock. At June 30, 2005, the balance on this note is $-0-.

On April 19, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $10,000 paying interest of $1,000 on maturity at June 8, 2005. On June 8, 2005, the Company extinguished this note payable, plus $1,000 of accrued interest on such note, through issuance of 275,000 shares of common stock. At June 30, 2005, the balance on this note is $-0-.

On May 6, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $50,000 paying interest of $5,000 on maturity at June 6, 2005. On June 6, 2005, the Company paid the $5,000 of accrued interest and rolled the principal amount ($50,000) into a new note dated June 6, 2005 paying interest of $5,000 on maturity at July 15, 2005. At June 30, 2005, the balance on this note is $50,000.

On March 8, 2005, the Company entered into a note payable agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer in the amount of $25,000 paying interest of $5,000 on maturity at April 22, 2005. At June 30, 2005, the balance on this note is $25,000 and the entire amount is past due.

5.	Commitments and Contingencies

At June 30, 2005, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through June 30, 2005. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations.

From time to time, the Company is involved in various claims and other actions arising in the ordinary course of business. Management believes these matters will not have a material adverse effect on the financial position or results of operations of the Company.

6.	Segment Reporting

The Company’s operating segments include two of the Company’s subsidiaries, Reserve and Scan. Each of these subsidiaries represents a discrete operating segment upon which management evaluates and measures financial performance. Therefore, each of these operating subsidiaries represents a segment of the Company. A third segment encompasses the activity of the Company’s Sharp Technology subsidiary and other technology related activity of Sharp. Each of the Company’s operating segments are engaged in business activities in the United States and, as a result, all of the Company’s revenues are generated and assets are held in this country.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

6.	Segment Reporting, continued

The segments’ accounting policies are the same as those described in the summary of significant accounting policies in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Transactions between reportable segments are reported gross in segment reporting and are eliminated in consolidation.

The following represents selected segment information for the three months ended June 30, 2005:

	Other Technology	Reserve	Scan	Totals

Revenues from external customers	$13,248	$-	$1,605	$14,853
Segment loss	(27,108)	(68,641)	(379,508)	(475,254)
Segment assets	119,337	45,867	15,862	181,066

The following represents selected segment information for the three months ended June 30, 2004:

	Other Technology	Reserve	Scan	Totals

Revenues from external customers	$19,636	$-	$-	$19,636
Segment loss	(29,358)	(400,482)	(9,525)	(439,365)
Segment assets	247,938	509,355	475	757,768

The following represents reconciliations from segment totals to the totals reflected in the unaudited consolidated financial statements for the three month periods ended June 30, 2005 and 2004:

	2005	2004
Profit or Loss
Total loss for reportable segments	$(475,254)	$(439,365)
Corporate interest expense	(252,320)	(24,994)
Gain on settlement of corporate payables	-	-
Loss from discontinued operations	-	-
Intercompany management fees	-	50,000
Unallocated corporate general and administrative expenses	(168,717)	(160,119)

Loss before income taxes	$(896,291)	$(574,478)

Assets
Total assets for reportable segments	$181,066	$757,768
Assets held by corporate:
Cash	-	30,122
Other current assets	34,553	-
Other assets	588	588

Total consolidated assets	$216,207	$788,478

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

6.	Segment Reporting, continued

The following represents selected segment information for the six months ended June 30, 2005:

	Other Technology	Reserve	Scan	Totals

Revenues from external customers	$18,072	$-	$1,815	$19,887
Segment loss	(62,634)	(156,954)	(679,869)	(899,457)

The following represents selected segment information for the six months ended June 30, 2004:

	Other Technology	Reserve	Scan	Totals

Revenues from external customers	$41,720	$-	$-	$41,720
Segment loss	(55,723)	(400,482)	(9,525)	(465,730)

The following represents the reconciliations from segment profit to the total profit reflected in the unaudited consolidated financial statements for the six month periods ended June 30, 2005 and 2004:

	2005	2004

Total loss for reportable segments	$(899,457)	$(465,730)
Corporate interest expense	(770,836)	(48,472)
Gain on settlement of lawsuit	300,000	-
Intercompany management fees	-	50,000
Unallocated corporate general and administrative expenses	(426,469)	(466,284)

Loss before income taxes	$(1,796,762)	$(930,486)

7.	Settlement of Lawsuit

In November 1999, the Company entered into a development and distribution partnership agreement with Qwest Communications (“Qwest”, then US West). Pursuant to the provisions of this agreement, the Company completed the development of a certain Internet software application which Qwest agreed to advertise and actively market for a period of three years to its current and future Internet access customers. Qwest did not perform under this agreement. The Company pursued its right to binding arbitration with Qwest for specific performance under this agreement or compensation for a loss of revenue.

In connection with that same development and distribution partnership agreement with Qwest, the Company engaged the software development services of the Navi-Gates Corporation, a company controlled by our former chief financial officer. As part of its compensation, Navi-Gates was to receive a royalty on each unit of software sold by Qwest and the Company under this agreement. On May 15, 2002 Cause Number 2002-24598, “Navi-Gates Corporation vs. Sharp Technology, Inc. and Qwest Communications, Inc., et al…” was filed against our subsidiary, Sharp Technology, Inc. in the District Court of Harris County, Texas, 269th Judicial District. In the petition, Navi-Gates Corporation attempted to secure reimbursement of its damages arising from the failure of Qwest to fulfill its marketing commitments.

In June 2004 the above legal matters between Sharp Technology and Qwest and Navi-Gates were scheduled for an arbitration hearing to be held at the Houston, Texas offices of the American Arbitration Association in February 2005. On January 26, 2005 the matters were resolved to all parties’ satisfaction with no additional expense to the Company.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

8.	Stock Options and Warrants

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes fair value as the measurement for transactions in which an entity acquires goods or services from non employees in exchange for equity instruments.

A summary of the Company's stock options as of June 30, 2005 and December 31, 2004 is as follows:

	Number of Shares	Exercisable	Exercise Price	Weighted Average Exercise Price

Options outstanding at December 31, 2004	3,156,469	3,156,469	$0.10-$15.00	$0.39

Options expired	(26,999)	(26,999)	$5.10-$6.00	$5.39

Options outstanding at June 30, 2005	3,129,470	3,129,470	$0.10-$15.00	$0.35

The following table summarizes information about stock options outstanding and exercisable at June 30, 2005:

Range of Exercise Prices	Outstanding as of June 30, 2005	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price

$5.10-$15.00	129,470	1.85	$6.12
$0.10	3,000,000	3.40	$0.10

$0.10-$15.00	3,129,470	3.40	$0.35

A summary of the Company’s warrants as of June 30, 2005 and December 31, 2004 and warrant activity for the six months ended June 30, 2005 is as follows:

	Number of Shares	Exercisable	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2004	8,864,346	8,864,346	$0.01-$6.00	$0.75

Warrants issued	3,100,000	3,100,000	$0.05-$0.30	$0.34

Warrants exercised	(200,000)	(200,000)	$0.25	$0.25

Warrants expired/forfeited	(978,333)	(978,333)	$0.05-$6.00	$1.07

Warrants outstanding at June 30, 2005	10,786,013	10,786,013	$0.01-$6.00	$0.58

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

8.	Stock Options and Warrants, continued

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2005:

Range of Exercise Prices	Outstanding as of June 30, 2005	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price

$0.01-$0.25	9,105,459	2.20	$0.15
$0.50-$1.00	700,000	2.50	$0.82
$3.00-$6.00	980,554	3.20	$4.45

	10,786,013	2.30	$0.58

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended June 30, 2005 and 2004:

	June 30,2005	June 30,2004

Dividend yield	-0-%	-0-%
Expected volatility	200%	200%
Risk free interest	5%	5%
Expected lives	Actual	Actual

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

During the three month and six month periods ended June 30, 2005, the Company recorded approximately $33,452 and $139,934, respectively, at the fair value of the warrants granted in compensation and finance costs for warrants issued through June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto included in this Form 10-QSB and our 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

FORWARD LOOKING STATEMENTS AND INFORMATION

We include the following cautionary statement in this Form10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form10-QSB are forward-looking statements. Words such as “plans”, “believes”, "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Our expectations, beliefs and projections are expressed in good faith and we believe they have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

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

OPERATIONS

Sharp Holding Corporation, a Delaware corporation, (the “Company,” “Sharp” or “we”) seeks opportunities to develop and grow early-stage technology companies that have the potential to increase shareholder value.

Sharp has three wholly-owned subsidiaries: SCAN USA Corporation (“SCAN”), Reserve Energy Corporation (“Reserve” or “REC”), and Sharp Technology, Inc. (“Sharp Technology”).

SCAN has partnered with the California Organization of Police and Sheriffs (COPS) and the National Coalition of Public Safety Officers (NCPSO) to deliver the SCAN service. This service is designed to be the first of its kind that broadcasts alerts and critical safety information from public safety agencies, law enforcement, emergency management, schools and hospitals to local community and neighborhood residents. Alerts such as Neighborhood Crime, Sexual Predators, Public Safety Announcements, Weather, Traffic and Amber alerts are sent directly to the computers, mobile phones and PDAs of U.S. citizens who register for the program, which was launched in California during December, 2004 and planned for nationwide expansion throughout 2005.

In June 2004, SCAN entered into a professional services contract with SBC Communications calling for SBC to actively market the SCAN service to their 35 million telephone customers in their thirteen-state area along with participating in a marketing and public relations press tours to promote the service. The SCAN service provides revenue generation opportunities via corporate sponsorships, sponsor-branded CD-based family safety information, distribution of co-branded credit cards, pre-paid calling cards, security software and other security-related products to a massive security-conscious consumer database.

During the second quarter of 2005, significant enhancements were made to the SCAN service and expansion of the service area continued. The SCAN core service of broadcasting alerts for public safety agencies was initiated in Nevada, Texas, Missouri, Arkansas, Kansas and Oklahoma. Several hundred police, fire, dispatch and emergency management agencies now utilize the SCAN service. Functionality enhancements included additional alert types, usage of SCAN for inter-agency communications and implementation of unique codes permitting alert broadcast within campus borders.

On May 24, 2005, SCAN launched the first national registered sex offender/predator movement tracking service. SCAN users are now informed via a SCAN alert when a registered sex offender moves into their neighborhood, tracked by changes in zip code or permanent street address. This unique service is built on publicly available information posted on each of the U.S. States’ Sex Offender Registry websites. Tracking of offender movements in 49 states plus the District of Columbia that have public registries was completed on July 30, 2005.

SCAN intensified its focus on family safety with the completion of two agreements. “RetroBill™,” the national D.A.R.E. celebrity spokesperson who speaks about child safety and self-esteem to hundreds of thousands of students annually, now promotes the SCAN service nationally and SCAN sells RetroBill safety DVDs. ChildKeep™, a service for parents that allows online storage of pictures and identifying features of their children, now offers their service via the SCAN consumer website.

REC plans to deploy a proprietary and patented filtering technology that will convert non-pipeline quality natural gas located in contaminated shut-in wells, into saleable pipeline quality gas. One out of every three natural gas wells contains contaminants that make the gas un-marketable. If a well produces less than ten million cubic feet per day it is generally considered too expensive to purchase standard filtering equipment. These low producing wells are capped and listed as "shut-in wells." There are currently more than 200,000 shut-in wells in the U.S., containing in excess of 61 trillion cubic feet of natural gas valued at over $240 billion. Reserve plans to capture a share of that market.

Sharp Technology is a developer of software products that provide marketing and e-finance solutions to companies. We target large corporations for use of our technology and distribute our software products as premium components in their strategic marketing and e-finance campaigns.

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

During the three and six-month periods ended June 30, 2005, we had total revenues of $15,000 and $20,000, respectively, compared to total revenues of $20,000 and $42,000 for the same respective periods ended June 30, 2004. Revenues during 2005 and 2004 related primarily to HyperCD Technology and fluctuations in such revenues are due entirely to variations in customer requirements.

Costs of sales totaled $54,000 and $107,000 for the three and six-month periods ended June 30, 2005, respectively, compared to $48,000 and $95,000 for the same respective periods ended June 30, 2004. The increase in cost of sales in 2005 over 2004 is due to additional contract programming cost for the SCAN USA system.

Selling, general and administrative expenses totaled $570,000 and $1,185,000 for the three and six-month periods ended June 30, 2005, respectively, compared to $513,000 and $821,000 for the same respective periods ended June 30, 2004. The $57,000 and $364,000 increases in these expenditures between the respective three and six-month periods ended June 30, 2005 and 2004 can be attributed to higher levels of consulting expense, travel and professional fees associated with the start-up of two new subsidiary companies during the first six months of 2004.

Interest expense totaled $287,000 and $824,000 for the three and six-month periods ended June 30, 2005, respectively, compared to $33,000 and $56,000 for the same respective periods ended June 30, 2004. The $254,000 and $768,000 increases between the respective three and six month periods ended June 30, 2005 and 2004 is attributed to the convertible promissory notes signed in the fourth quarter of 2004 and the first quarter of 2005. The cost of the beneficial conversion feature as well as costs attributed to warrants issued with such debt are amortized over the life of the notes to interest expense ($481,000 in the first quarter of 2005 and $225,000 in the second quarter of 2005). The remaining increase over 2004 is strictly a function of increase in borrowings and cost of such borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2005 we have an accumulated deficit of $15.3 million. We have a working capital deficit of $5.1 million at June 30, 2005. Operating losses have continued during 2005, which have been funded through proceeds of $495,000 from new debt in the six months ended June 30, 2005. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We are also delinquent on payments under certain notes payable agreements. We expect cash flow deficits to continue, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2004, was qualified with respect to that risk.

At June 30, 2005 we have no material outstanding purchase commitments and during fiscal years 2005 and 2004 there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

New Accounting Pronouncements

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2004 for disclosures regarding the Company’s treatment of new accounting pronouncements.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, we made the following transactions in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended (the "Act").

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

In April 2005 we issued 2,700,000 shares of common stock to four companies pursuant to the conversion provisions of notes payable owed to the companies. We valued this transaction at a total of $61,290.

In April 2005 we issued 1,375,000 shares of common stock to an individual stockholder as payment in full of a note payable and related accrued interest. We valued this transaction at $55,000.

In May 2005 we issued 6,400,000 shares of common stock to four companies pursuant to the conversion provisions of notes payable owed to the companies. We valued this transaction at a total of $81,760.

In May 2005 we issued 1,375,000 shares of common stock to an individual stockholder as payment in full of a note payable and related accrued interest. We valued this transaction at $55,000.

In May 2005 we issued 400,000 shares of common stock to one company and one individual as payment-in-kind for consulting services rendered to us. We valued these transactions at $9,100.

In May 2005 we issued a warrant to purchase 500,000 shares of common stock to an individual as compensation for consulting services rendered to us. The warrants have an exercise price of $0.05 and expire in May 2007. We valued this transaction at $11,998

In June 2005 we issued 7,800,000 shares of common stock to four companies pursuant to the conversion provisions of notes payable owed to the companies. We valued this transaction at a total of $72,960.

In June 2005 we issued 11,035,015 shares of common stock to one individual stockholder and one company as payment in full of notes payable and related accrued interest. We valued these transactions at $401,401.

In June 2005 we issued 175,000 shares of common stock to an individual as payment-in-kind for consulting services rendered to us. We valued this transactions at $3,675.

In June 2005 we issued warrants to purchase 2,000,000 shares of common stock to two individuals as compensation for consulting services rendered to us. The warrants have an exercise price of $0.30 and expire in June 2006. We valued these transactions at $21,454

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

Sharp Holding Corporation

By: /s/ George Sharp	August 22, 2005
George Sharp, Director, Chief Executive Officer,
Principal Financial Officer and President