Form 10QSB
period 2005-09-30
SHARP HOLDING CORP
filed 2005-11-21
CIK 1101588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 18, 2005 there were 77,662,696 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited)

Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

SHARP HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
__________

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$136	$35,074
Accounts receivable	2,820	-
Other current assets	27,207	42,700

Total current assets	30,163	77,774

Property and equipment, net	41,109	56,348

Deferred technology license, net	85,150	180,955

Other noncurrent assets	16,152	16,152

Total assets	$172,574	$331,229

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$723,340	$657,400
Accrued payroll taxes	322,253	322,253
Accrued payroll and contract labor	856,951	635,897
Other accrued liabilities	1,303,920	778,568
Notes payable to related parties	960,259	1,006,315
Notes payable	1,419,559	1,530,844
Deferred revenue	274,485	224,485

Total current liabilities	5,860,767	5,155,762

Long term notes payable	93,541	68,222

Total liabilities	5,954,308	5,223,984

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.001 par value, 80,000,000 shares authorized, 77,662,696 shares and 27,075,452 shares issued and outstanding, respectively	77,663	27,076
Additional paid-in capital	10,490,044	8,610,718
Accumulated deficit	(16,349,441)	(13,530,549)

Total stockholders’ equity (deficit)	(5,781,734)	(4,892,755)

Total liabilities and stockholders’ equity (deficit)	$172,574	$331,229

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

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2005 and 2004
__________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$21,119	$13,340	$41,007	$55,060

Operating expenses:
Cost of sales and services	59,110	140,030	166,142	234,940
Selling, general and administrative	605,273	561,114	1,790,451	1,382,179

Total operating expenses	664,383	701,144	1,956,593	1,617,119

Loss from operations	(643,264)	(687,804)	(1,915,586)	(1,562,059)

Interest expense	(378,866)	(47,326)	(1,203,306)	(103,557)

Gain on settlement of payables	-	-	300,000	-

Net loss	$(1,022,130)	$(735,130)	$(2,818,892)	$(1,665,616)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares used in computing basic and diluted net loss per share	76,493,045	26,261,763	49,904,997	25,871,889

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
for the nine months ended September 30, 2005
__________
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)

Balance at December 31, 2004	27,075,452	$27,076	$8,610,718	$(13,530,549)	$(4,892,755)

Issuance of common stock on exercise of warrants	310,731	311	50,796	-	51,107

Issuance of common stock and warrants as compensation to consultants	8,725,000	8,725	289,302	-	298,027

Issuance of warrants in conjunction with notes payable agreements	-	-	95,082	-	95,082

Effect of beneficial conversion Feature	-	-	204,918	-	204,918

Issuance of common stock in settlement of debt	15,260,015	15,260	525,861	-	541,121

Issuance of common stock upon election to convert notes payable	26,291,498	26,291	713,367	-	739,658

Net loss	-	-	-	(2,818,892)	(2,818,892)

Balance at September 30, 2005	77,662,696	$77,663	$10,490,044	$(16,349,441)	$(5,781,734)

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2005 and 2004
__________

	2005	2004

Cash flows from operating activities:
Net loss	$(2,818,892)	$(1,665,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based consideration for services and financing costs	298,027	147,300
Amortization of debt discount	764,967	-
Depreciation and amortization	114,667	100,239
Changes in operating assets and liabilities-
Increase in accounts receivable	(2,820)	-
Decrease in other current assets	15,493	-
Decrease in other assets	-	(15,564)
Increase in accounts payable and accrued liabilities	900,238	503,255
Increase in deferred revenue	50,000	144,485

Net cash used in operating activities	(678,320)	(785,901)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,623)	(52,846)

Net cash used in investing activities	(3,623)	(52,846)

Cash flows from financing activities:
Proceeds from issuance of common stock	51,107	30,724
Proceeds from borrowings	787,954	995,000
Repayment of borrowings	(192,056)	(103,293)

Net cash provided by financing activities	647,005	922,431

Net increase (decrease) in cash and cash equivalents	(34,938)	83,684

Cash and cash equivalents at beginning of period	35,074	7,479

Cash and cash equivalents at end of period	$136	$91,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,765	$5,178

Supplemental disclosure of noncash investing and financing activities:
Issuance of warrants in conjunction with notes payable agreements	$95,082	$-
Beneficial conversion feature on notes payable	$204,918	$-
Issuance of common stock upon election to convert notes payable	$739,658	$--
Issuance of common stock & warrants for notes payable & accrued interest	$132,000	$-
Issuance of common stock in settlement of debt	$522,401	$-
Conversion of accrued liabilities for notes payable	$36,761	$478,000

See accompanying notes to unaudited condensed consolidated financial statements.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

1.	Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company has reported recurring losses from continuing operations of $1,022,130 and $735,130 for the three-month periods ended September 30, 2005 and 2004, as well as losses of $2,818,892 and $1,665,616 for the nine-month periods ended September 30, 2005 and 2004, respectively. These recurring losses have produced an accumulated deficit of $16,349,441, and a working capital deficit of $5,830,604 as of September 30, 2005. As a result of shortfalls in anticipated funding, the Company is delinquent on certain payroll tax deposits due the IRS. The Company expects cash flow deficits will continue, which will necessitate additional financing. There can be no assurances that future debt or equity funding will be available or have terms the Company will find acceptable. These events raise a substantial doubt as to the Company's ability to continue as a going concern. As a result, the report of our independent accountants, which accompanied our consolidated financial statements for the year ended December 31, 2004, was qualified with respect to that risk.

3.	Notes Payable

Notes payable to related parties are included in related-party transactions Footnote 4. Other notes payable outstanding at September 30, 2005 and December 31, 2004 consist of the following:

	2005	2004

Note payable to an individual, bearing interest of 10% per year, payable on demand, uncollateralized	$245,000	$245,000

Note payable to an individual	465,000	465,000

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

3.	Notes Payable, continued

Note payable to a company, bearing interest of 12% per year, payable on December 31, 2003, uncollateralized	75,000	75,000

Note payable to a company, bearing interest of 6% per year, payable on May 31, 2005, uncollateralized	-	370,000

Notes payable to one company and one individual, bearing interest of 8% per year, payable in May and June 2005, collateralized by 630,000 shares of the Company’s common stock	210,000	210,000

Callable convertible secured notes payable to four companies, bearing interest of 8%, maturing in November 2006 through January 2007, collateralized by substantially all assets and intellectual property as well as registration rights, net of debt discount of $166,802 at September 30, 2005 and $631,778 at December 31, 2004	93,541	68,222

Note payable to an individual, due July 22, 2005	25,000	-

Notes payable to six individuals, due September 30, 2005	184,715	-

Note payable to an individual, due October 15, 2005	50,000	-

Notes payable to two companies and one individual, non-interest bearing, due in monthly installments, with maturities in 2003 and 2004	164,844	165,844

	$1,513,100	$1,599,066

The Company is in default on $939,844 of the total notes payable balance as a result of being past due on payments as of September 30, 2005.

On November 30, 2004, December 30, 2004 and January 19, 2005 the Company entered into agreements to issue convertible promissory notes and warrants to purchase a total of 1,000,000 shares of the Company's common stock in exchange for gross proceeds of $1,000,000, $300,000 of which was received in the nine months ended September 30, 2005. The notes are for a term of two years, bear interest at 8% per annum, require monthly interest payments, and are collateralized by substantially all assets and intellectual property as well as registration rights of the Company. The holder of the note has the option to convert the note at any time after the issuance date of the note. The note is convertible at the lesser of $.21 or 65% multiplied by the average of the lowest three trading prices for the common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated redemption date of the notes. The Company has calculated the beneficial conversion feature of these notes to be $709,039, $204,918 of which was associated with the $300,000 note payable agreement entered into on January 19, 2005. Through September 30, 2005, the Company recognized $595,104 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible promissory notes, $579,960 of which was recorded in the nine months ended September 30, 2005.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

3.	Notes Payable, continued

During the nine months ended September 30, 2005, four individual holders of these convertible promissory notes elected to convert $739,658 of these notes pursuant to the original terms of conversion and were issued 26,291,498 shares of common stock.

The warrants entitle the holders to purchase 1,000,000 shares of the Company's common stock at $0.17 per share and expire five years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $241,797, $95,082 of which related to the warrants issued on January 19, 2005, and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. Through September 30, 2005, the Company recognized $188,931 in interest expense related to the accretion of the debt discount associated with the warrants, $185,016 of which was recorded in the nine months ended September 30, 2005.

4.	Related-Party Transactions

During April and July 2000, the Company incurred a related party accounts payable liability to a company owned by a shareholder. The total amount owed of $68,500 is included in accounts payable at September 30, 2005.

During April and June of 2002, the Company entered into two notes payable agreements with a stockholder in the amount of $140,000 and $130,000, respectively. The notes bear interest at 10 percent per annum and were payable in January 2003 and September 2002, respectively. As of September 30, 2005, the entire balance of both notes was past due.

On March 20, 2003, the Company entered into a note payable agreement with a stockholder in the amount of $175,000 bearing interest at 10% per annum and payable on June 30, 2003. On May 12, 2003, the Company extinguished this note payable plus $21,875 of accrued interest on such note through issuance of 1,000,000 shares of common stock and a new note in the amount of $96,875 bearing interest at 10 percent per annum and payable in 24 monthly installments beginning July 1, 2003. As of September 30, 2005, this note was paid off and the balance on this note is $-0-.

On May 19, 2003, the Company converted accounts payable to a company owned by a director of the Company to equity and a note payable through issuance of 300,000 shares of common stock and the signing of a note payable to the owner of such company in the amount of $100,000 bearing interest at 10 percent per annum and payable in 36 monthly installments beginning July 1, 2003. At September 30, 2005, the balance of this note was $85,259 and the Company was in default on the note due to non-payment of required monthly amounts due under the note.

On May 17, 2004, the Company entered into notes payable agreements with a director of a subsidiary and two companies owned by such director in the amount of $700,000 bearing interest at 8% per annum and payable on May 15, 2005. Such notes are callable by the Company at any time after 90 days from issuance. The notes are collateralized by 2.1 million shares of the Company’s common stock. The holder of the notes received 1,869,000 REC warrants to purchase shares of the subsidiary’s common stock at $.75 per share with a term of three years. The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $-0- due to the fair value of the warrants being $-0-. At September 30, 2005, the balance of these notes was $500,000 and the entire amount of such notes is past due.

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

4.	Related-Party Transactions, continued

On March 15, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $50,000 paying interest of $5,000 on maturity at April 30, 2005. On April 30, 2005, the Company extinguished this note payable, plus $5,000 of accrued interest on such note, through issuance of 1,375,000 shares of common stock. At September 30, 2005, the balance on this note is $-0-.

On April 8, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $50,000 paying interest of $5,000 on maturity at May 23, 2005. On May 23, 2005, the Company extinguished this note payable, plus $5,000 of accrued interest on such note, through issuance of 1,375,000 shares of common stock. At September 30, 2005, the balance on this note is $-0-.

On April 19, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $10,000 paying interest of $1,000 on maturity at June 8, 2005. On June 8, 2005, the Company extinguished this note payable, plus $1,000 of accrued interest on such note, through issuance of 275,000 shares of common stock. At September 30, 2005, the balance on this note is $-0-.

On May 6, 2005, the Company entered into a note payable agreement with a stockholder in the amount of $50,000 paying interest of $5,000 on maturity at June 6, 2005. On June 6, 2005, the Company paid the $5,000 of accrued interest and rolled the principal amount ($50,000) into a new note dated June 6, 2005 paying interest of $5,000 on maturity at July 15, 2005. On July 15, 2005, the Company paid the $5,000 of accrued interest and rolled the principal amount ($50,000) into a new note dated July 15, 2005 paying interest at $5,000 on maturity at August 18, 2005. On August 18, 2005, the Company received an additional $30,000 from the stockholder and rolled the principal amount maturing on August 18, 2005 ($50,000) into a new note dated August 18, 2005 paying interest at $10,000 on maturity at September 10, 2005. On September 11, 2005, the Company rolled the principal amount ($80,000) into a new note dated September 11, 2005, paying monthly payments of $3,000 in interest with principal due October 16, 2006. At September 30, 2005, the balance on this note is $80,000.

On March 8, 2005, the Company entered into a note payable agreement with Commercial Capital Trading Corporation, a company owned by our chief executive officer in the amount of $25,000 paying interest of $5,000 on maturity at April 22, 2005. At September 30, 2005, the balance on this note is $25,000 and the entire amount is past due.

5.	Commitments and Contingencies

At September 30, 2005, the Company was delinquent on approximately $322,000 in payroll tax deposits. The Company is subject to interest and penalties for making payroll tax deposits with the Internal Revenue Service after the due date. The Company has accrued estimated interest and penalties through September 30, 2005. Management believes additional interest and penalties, if any are levied, will not be material to the Company's financial position or results of operations.

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

The following represents selected segment information for the three months ended September 30, 2005:

	Other
	Technology	Reserve	Scan	Totals

Revenues from external customers	$19,784	$-	$1,335	$21,119
Segment loss	(20,571)	(61,904)	(314,539)	(397,014)
Segment assets	88,342	41,938	14,485	144,765

The following represents selected segment information for the three months ended September 30, 2004:

	Other
	Technology	Reserve	Scan	Totals

Revenues from external customers	$13,340	$-	$-	$13,340
Segment loss	(82,398)	(87,690)	(476,914)	(647,002)
Segment assets	215,421	142,857	6,480	364,758

The following represents reconciliations from segment totals to the totals reflected in the unaudited consolidated financial statements for the three-month periods ended September 30, 2005 and 2004:

	2005	2004
Profit or Loss
Total loss for reportable segments	$(397,014)	$(647,002)
Corporate interest expense	(344,634)	(27,863)
Intercompany management fees	-	5,000
Unallocated corporate general and administrative expenses	(280,482)	(65,265)

Loss before income taxes	$(1,022,130)	$(735,130)

Assets
Total assets for reportable segments	$144,765	$364,758
Assets held by corporate:
Cash	14	8,334
Other current assets	27,207	-
Other assets	588	588

Total consolidated assets	$172,574	$373,680

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

6.	Segment Reporting, continued

The following represents selected segment information for the nine months ended September 30, 2005:

	Other
	Technology	Reserve	Scan	Totals

Revenues from external customers	$37,857	$-	$3,150	$41,007
Segment loss	(83,206)	(218,858)	(994,408)	(1,296,472)

The following represents selected segment information for the nine months ended September 30, 2004:

	Other
	Technology	Reserve	Scan	Totals

Revenues from external customers	$55,060	$-	$-	$55,060
Segment loss	(138,121)	(488,172)	(486,439)	(1,112,732)

The following represents the reconciliations from segment profit to the total profit reflected in the unaudited consolidated financial statements for the nine-month periods ended September 30, 2005 and 2004:

	2005	2004

Total loss for reportable segments	$(1,298,472)	$(1,112,732)
Corporate interest expense	(1,115,472)	(76,335)
Gain on settlement of lawsuit	300,000	-
Intercompany management fees	-	55,000
Unallocated corporate general and administrative expenses	(706,948)	(531,549)

Loss before income taxes	$(2,818,892)	$(1,665,616)

7.	Settlement of Lawsuit

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

A summary of the Company's stock options as of September 30, 2005 and December 31, 2004 is as follows:
				Weighted
				Average
	Number of		Exercise	Exercise
	Shares	Exercisable	Price	Price

Options outstanding at December 31, 2004	3,156,469	3,156,469	$0.10-$15.00	$0.39

Options expired	(28,333)	(28,333)	$5.10-$6.00	$5.42

Options outstanding at September 30, 2005	3,128,136	3,128,136	$0.10-$15.00	$0.35

The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:
		Weighted
	Outstanding	Average	Weighted
Range of	as of	Remaining	Average
Exercise	September 30,	Contractual	Exercise
Prices	2005	Life (In Years)	Price

$5.10-$15.00	128,136	1.60	$6.12
$0.10	3,000,000	3.20	$0.10

$0.10-$15.00	3,128,136	3.10	$0.35

A summary of the Company’s warrants as of September 30, 2005 and December 31, 2004 and warrant activity for the nine months ended September 30, 2005 is as follows:
				Weighted
				Average
	Number of		Exercise	Exercise
	Shares	Exercisable	Price	Price

Warrants outstanding at
December 31, 2004	8,864,346	8,864,346	$0.01-$6.00	$0.75

Warrants issued	3,100,000	3,100,000	$0.05-$0.30	$0.23

Warrants exercised	(200,000)	(200,000)	$0.25	$0.25

Warrants expired/forfeited	(1,000,555)	(1,000,555)	$0.05-$6.00	$1.16

Warrants outstanding at
June 30, 2005	10,763,791	10,763,791	$0.01-$6.00	$0.57

SHARP HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________

8.	Stock Options and Warrants, continued

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2005:
		Weighted
	Outstanding	Average	Weighted
Range of	as of	Remaining	Average
Exercise	September 30,	Contractual	Exercise
Prices	2005	Life (In Years)	Price

$0.01-$0.25	9,105,459	1.90	$0.15
$0.50-$1.00	700,000	2.30	$0.82
$3.00-$6.00	958,332	2.90	$4.44

	10,763,791	2.00	$0.57

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grants in the periods ended September 30, 2005 and 2004:
	September	September
	30, 2005	30, 2004

Dividend yield	-0-%	-0-%
Expected volatility	200%	200%
Risk free interest	5%	5%
Expected lives	Actual	Actual

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

During the three month and nine month periods ended September 30, 2005, the Company recorded approximately $-0- and $139,934, respectively, at the fair value of the warrants granted in compensation and finance costs for warrants issued through September 30, 2005.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

During the three and nine-month periods ended September 30, 2005, we had total revenues of $21,000 and $41,000, respectively, compared to total revenues of $13,000 and $55,000 for the same respective periods ended September 30, 2004. Revenues during both periods were related primarily to Hyper CD technology and fluctuations in such revenues are due entirely to variations in customer requirements.

Costs of sales totaled $59,000 and $166,000 for the three and nine-month periods ended September 30, 2005, respectively, compared to $140,000 and $235,000 for the same respective periods ended September 30, 2004. The decrease in cost of sales in 2005 from 2004 was due to the one time purchasing of technology to serve as the basis for our SCAN system and related costs during 2004.

Selling, general and administrative expenses totaled $605,000 and $1,790,000 for the three and nine-month periods ended September 30, 2005, respectively, compared to $561,000 and $1,382,000 for the same respective periods ended September 30, 2004. The $44,000 and $408.000 increases in these expenditures between the respective three and nine-month periods ended September 30, 2005 and 2004 can be attributed to higher levels of payroll, consulting expense, travel and professional fees associated operating our two new subsidiaries for a full nine months in 2005 as compared to approximately three months in 2004.

Interest expense totaled $379,000 and $1,203,000 for the three and nine-month periods ended September 30, 2005, respectively, compared to $47,000 and $104,000 for the same respective periods ended September 30, 2004. The $332,000 and $1,099,000 increases between the respective three and nine month periods ended September 30, 2005 and 2004 is attributed to the convertible promissory notes signed in the fourth quarter of 2004 and the first quarter of 2005. The cost of the beneficial conversion feature as well as costs attributed to warrants issued with such debt are amortized over the life of the notes to interest expense ($481,000 in the first quarter of 2005, $225,000 in the second quarter of 2005 and $59,000 in the third quarter of 2005). The remaining increase over 2004 is strictly a function of increase in borrowings and cost of such borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2005 we have an accumulated deficit of $16.3 million. We have a working capital deficit of $5.8 million at September 30, 2005. Operating losses have continued during 2005, which have been funded through proceeds of $788,000 from new debt in the nine months ended September 30, 2005. As a result of shortfalls in anticipated funding, we are delinquent on certain payroll tax deposits due the IRS. We are also delinquent on payments under certain notes payable agreements. We expect cash flow deficits to continue, which will necessitate additional financing. However, there can be no assurances that future debt or equity funding will be available or have terms we find acceptable. These events raise a substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2004, was qualified with respect to that risk.

At September 30, 2005 we have no material outstanding purchase commitments and during fiscal years 2005 and 2004 there are no significant elements of income or loss that do not arise from our continuing operations. Further, we do not expect material changes in our results of operations from period to period based upon the seasonality of our business.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, we made the following transactions in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended (the "Act").

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

In July 2005 we issued 4,065,078 shares of common stock to four companies pursuant to the conversion provisions of notes payable owed to the companies. We valued this transaction at a total of $31,738.

In July 2005 we issued 275,000 shares of common stock to an individual as payment in full of a note payable and related accrued interest. We valued this transaction at $11,000.

In July 2005 we issued 1,200,000 shares of common stock to an individual as payment in full of a liability. We valued this transaction at $18,720.

In July 2005 we issued 7,400,000 shares of common stock to two companies as payment-in-kind for consulting services rendered to us. We valued these transactions at $155,400.

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

Sharp Holding Corporation

By: /s/ George Sharp	November 21, 2005

George Sharp, Director, Chief Executive Officer,
Principal Financial Officer and President